Form 10-Q
period 1996-03-31
WRIGHT MEDICAL TECHNOLOGY INC
filed 1996-05-09
CIK 912560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X            THE SECURITIES EXCHANGE ACT OF 1934
- - ---------

For the quarterly period ended March 31, 1996

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
- - ---------
            For the transition period from             to
                                           -----------     ----------
                   Commission file number      33-69286
                                           -----------------
                       WRIGHT MEDICAL TECHNOLOGY, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      62-1532765
- - ---------------------------------------                   -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

 5677 Airline Road, Arlington, Tennessee                      38002-0100
- - ----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (901)867-9971

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ------
Number of shares outstanding of Class A Common Stock, par value $.001 at May 3, 1996: 9,011,791

                        PART I  -  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Wright Medical Technology, Inc. & Subsidiaries:

               Consolidated Balance Sheets - March 31, 1996
               and December 31, 1995  . . . . . . . . . . . . . . . . . . . 3

               Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended March 31, 1996
               and March 31, 1995   . . . . . . . . . . . . . . . . . . . . 4

               Consolidated Statements of Cash Flows for the
               Three Month Periods Ended March 31, 1996 and
               March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements   . . . . . . . . 6



ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . 9


                WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,             Dec. 31,
                                                                                             1996                 1995
                                                                                           --------             -------
                                                                                         (unaudited)
                                                                                       (in thousands)       (in thousands)
ASSETS
- - ------
Current Assets:
  Cash and cash equivalents                                                                $  1,137            $  1,126
  Trade receivables, net                                                                     18,635              18,269
  Inventories, net                                                                           60,541              54,815
  Prepaid expenses                                                                            1,303               1,353
  Other                                                                                       2,108               1,948
                                                                                           ----------------------------
    Total Current Assets                                                                    83,724               77,511
                                                                                           ----------------------------

Property, Plant and Equipment, Net                                                           36,672              39,141
Deferred Income Taxes                                                                         2,608               2,608
Other Assets                                                                                 53,564              55,111
                                                                                           ----------------------------
                                                                                           $176,568            $174,371
                                                                                           ============================
LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------
Current Liabilities:
  Current portion of long-term debt                                                        $    370            $    446
  Short-term borrowings                                                                      10,850               3,900
  Accounts payable                                                                            6,849               7,769
  Accrued expenses                                                                           12,868              17,550
  Deferred income taxes                                                                       2,608               2,608
                                                                                           ----------------------------
    Total Current Liabilities                                                               33,545               32,273
                                                                                           ----------------------------
Long-Term Debt                                                                               84,467              84,462
Preferred Stock Dividends                                                                    18,515              14,938
Other Liabilities                                                                             1,416                 570
                                                                                           ----------------------------
    Total Liabilities                                                                       137,943             132,243
                                                                                           ----------------------------


Commitments and Contingencies
Mandatorily Redeemable Series B Preferred Stock, $.01 par value,
  (aggregate liquidation value $69.8 million, including
  accrued and unpaid dividends of $9.8 million, 800,000 shares
  authorized, 600,000 shares issued and outstanding)                                         47,259              46,757
Redeemable Convertible Series C Preferred Stock, $.01 par value,
  (aggregate liquidation value $37.2 million, including accrued and unpaid dividends of $2.2 million, 350,000 shares
  authorized, issued and outstanding)                                                        21,660              20,548
Stockholders' Investment:
  Series A preferred stock, $.01 par value, (aggregate liquidation value of $23.0 million, including accrued and unpaid dividends of $6.5 million), 1,200,000 shares authorized, 915,325 shares
    issued and outstanding                                                                        9                   9
  Undesignated preferred stock, $.01 par value, 650,000 shares
    authorized, no shares issued                                                                  -                   -
  Class A common stock, $.001 par value, 46,000,000 shares
    authorized, 9,876,171 and 9,791,040 shares issued and outstanding                            10                  10
  Class B common stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued                                                                  -                   -
  Additional Capital                                                                         53,116              51,470
  Accumulated Deficit                                                                       (83,237)            (76,557)
  Other                                                                                         847                 930
                                                                                           ----------------------------
                                                                                            (29,255)            (24,138)
  Less-Notes receivable from stockholders                                                    (1,037)             (1,037)
          Series A preferred treasury stock, 85,338 shares                                       (1)                 (1)
          Class A common treasury stock, 863,880 shares                                          (1)                 (1)
                                                                                           ----------------------------
     Total Stockholders' Investment                                                         (30,294)            (25,177)
                                                                                           ----------------------------
                                                                                           $176,568            $174,371
                                                                                           ============================



      The accompanying notes are an integral part of these balance sheets.

                WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except loss per share)
                                  (unaudited)


                                                                                  Three Months Ended
                                                                             -----------------------------
                                                                             March 31,            March 31,
                                                                               1996                 1995
                                                                             ---------            ---------
 Net sales                                                                    $30,707              $33,083

 Cost of goods sold                                                             9,577                8,429
                                                                              ----------------------------
 Gross profit                                                                  21,130               24,654
                                                                              ----------------------------
 Operating expenses:

     Selling                                                                   11,456               11,316

     General and administrative                                                 4,996                6,991

     Research and development                                                   3,048                2,945
                                                                              ----------------------------
                                                                               19,500               21,252
                                                                              ----------------------------

 Operating income                                                               1,630                3,402

 Interest expense, net                                                          2,965                2,726

 Other expense, net                                                               129                  282
                                                                              ----------------------------
 Income (loss) before income taxes                                             (1,464)                 394

 Provision for income taxes                                                        25                    -
                                                                              ----------------------------
 Net income (loss)                                                            $(1,489)                $394
                                                                              ============================
 Loss applicable to common stock                                              $(6,681)             $(2,040)
                                                                              ============================
 Loss per share of common stock                                               $ (0.75)             $ (0.24)
                                                                              ============================
 Weighted average common shares outstanding                                     8,957                8,636
                                                                              ============================





        The accompanying notes are an integral part of these statements.

                WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                      Three Months Ended
                                                                                -----------------------------
                                                                                March 31,           March 31,
                                                                                  1996                 1995
                                                                                -----------------------------
 Cash Flows From Operating Activities:
     Net income (loss)                                                           $(1,489)            $   394
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                           2,496               2,138
            Provision for excess/obsolete inventory                                 (515)             (1,870)
            Provision for sales returns                                              (98)                 72
            Amortization of intangible assets                                        737               1,053
            Amortization of deferred financing costs                                 351                 216
            Loss on disposal/abandonment of equipment                                 49                   -
            Other                                                                    129                 329
            Changes in assets and liabilities,
                  Trade receivables                                                 (268)             (4,502)
                  Inventories                                                     (3,017)                 51
                  Other current assets                                              (110)             (1,153)
                  Accounts payable                                                   113                 492
                  Accrued expenses and other liabilities                          (4,695)            (10,613)
                  Other assets                                                       435                (309)
                  Deferred income                                                    856                   -
                                                                                 ---------------------------
        Net cash used in operating activities                                     (5,026)            (13,702)
                                                                                 ---------------------------

 Cash Flows From Investing Activities:
     Capital expenditures                                                         (2,329)             (4,256)
     Other                                                                           (87)
                                                                                 ---------------------------
        Net cash used in investing activities                                     (2,416)             (4,256)
                                                                                 ---------------------------

 Cash Flows From Financing Activities:
     Payments received on notes receivable from
        stockholders                                                                   -                  49
     Proceeds from issuance of stock                                                 631                   9
     Proceeds from short-term borrowing                                            6,950              17,500
     Payments of debt                                                               (112)               (310)
     Other                                                                           (16)                (62)
                                                                                 ---------------------------
        Net cash provided by financing activities                                  7,453              17,186
                                                                                 ---------------------------

 Net increase (decrease) in cash and cash equivalents                                 11                (772)
 Cash and cash equivalents, beginning of period                                    1,126               3,072
                                                                                 ---------------------------
 Cash and cash equivalents, end of period                                        $ 1,137             $ 2,300
                                                                                 ===========================

 Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                      $ 4,870             $ 4,685
                                                                                 ===========================
     Cash paid for income taxes                                                  $     -             $     -
                                                                                 ===========================

        The accompanying notes are an integral part of these statements.

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and March 31, 1995 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries ("the Company").

         The accompanying unaudited financial information, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of the periods presented are not necessarily indicative of the results to be expected for the full year.

         The financial information has been prepared in accordance with the instructions to Form 10-Q and, therefore, does not include all information and footnote disclosures necessary for fair presentation of financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.


NOTE 2 - INVENTORIES

         Components of inventory are as follows (in thousands):

                                               March 31,              Dec. 31,
                                                 1996                   1995
                                              ----------              -------
                                              (unaudited)
             Raw materials                     $ 2,271                $ 3,146
             Work in process                     9,353                 10,971
             Finished goods                     48,917                 40,698
                                               -------                -------
               Total                           $60,541                $54,815
                                               =======                =======


NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses is as follows (in thousands):

                                                 March 31,             Dec. 31,
                                                   1996                  1995
                                                -----------            -------
                                                (unaudited)
 Interest                                         $ 2,391              $ 4,619
 Employee benefits                                  1,503                2,350
 Research & development                             1,950                2,600
 Professional fees                                  1,184                1,020
 Commissions                                        1,675                1,385
 Royalties                                            398                  380
 Taxes - other than income                            907                1,194
 Other                                              2,860                4,002
                                                  -------              -------
  Total                                           $12,868              $17,550
                                                  =======              =======


NOTE 4 - LEGAL PROCEEDINGS

         Substantial patent litigation among competitors occurs regularly in the medical device industry. The Company assumed responsibility for certain patent litigation in which the Company and/or Dow Corning and/or its former subsidiary, Dow Corning Wright Corporation (collectively, "DCW") was a party. Those proceedings in which the Company was a defendant have now been resolved.

         DCW, pursuant to the Acquisition agreements, retains liability for matters arising from conduct of DCW prior to the Company's acquisition on June 30, 1993, of substantially all the assets of the large joint orthopaedic implant business of DCW. As such, DCW has agreed to indemnify the Company against all liability for all products manufactured prior to the Acquisition except for products provided under the Company's 1993 agreement with DCW pursuant to which the Company purchased certain small joint orthopaedic implants for worldwide distribution. However, the Company was notified in May 1995 that DCW, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Company in such matters until it received further direction from the bankruptcy court. Accordingly, there can be no assurance that Dow Corning will indemnify the Company on any claims in the future. Although the Company does not maintain insurance for claims arising on products sold by DCW, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

         The Company is not involved in any other pending litigation of a material nature or that would have a material adverse effect on the Company's financial position or results of operations.



NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the imparement of long-lived assets and for long-lived assets to be disposed of." The Company has determined that the adoption of this statement does not have a material effect on its consolidated financial position or operating results.

In October 1995, the FASB issued SFAS No. 123, "Accounting for stock-based compensation". The Company will continue accounting for its stock-based compensation plan in accordance with APB Opinion No. 25. However, pursuant to SFAS No. 123, the Company will provide pro forma net income and pro forma earnings per share information as if the fair value based accounting method promulgated by SFAS No. 123 had been followed. This pro forma information, along with other disclosures regarding the assumptions used in determining fair value, will be provided, in the financial statements included in the Company's 1996 annual report to be filed with the Securities and Exchange Commission on Form 10K. At this time, management has not quantified the effect of applying this statement.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Management believes the decline in sales for the first quarter compared to prior year has several explanations. The first quarter of 1995 was a very strong quarter for the orthopaedic industry as a whole. In the first quarter of 1996, the number of orthopaedic surgical procedures was adversely affected compared to prior year as a result, in part, of the severe winter weather in much of the United States. With respect to knee sales, the Company has been adversely affected by an industry wide shift from more expensive, porous coated, press fit knee implants to less expensive cemented implants as payors and purchasers of the Company's products have become increasingly cost conscious. The Company's flagship Advantim(R) Knee System has been historically primarily used in press fit configurations, and the Company's sales of press fit knee implants has been higher as a percentage of total sales than industry averages. The Company experienced a continuing transition from press fit to cemented knee implant sales in the first quarter of 1996 which adversely affected revenue.

         In the balance of 1996, the Company will be bringing to market a number of new products, including the Extend(TM) Hip System which will give the Company a full product offering in the revision hip market, the Questor(TM) Total Elbow System, the Advance(TM) Knee System, a totally new knee system licensed from the Hospital for Special Surgery in New York City, the Versalok(TM) Spinal System, the Company's first entry into the lower back fixation market, and a number of new products for the trauma and arthroscopy markets. In addition, the Company will introduce a new line of bone void fillers and bone graft substitutes employing proprietary technologies licensed from U. S. Gypsum Corporation.

         The Company has also completed the integration of the Wright and Orthomet distribution networks and has put in place a number of new programs to strengthen and enlarge its domestic sales force.

         Internationally, the Company entered into an exclusive distribution agreement with Century Medical, Inc., a subsidiary of Itochu Corporation, to become the Company's sole distributor in Japan and with a U. S. based distribution company to become the Company's exclusive distributor in South America.

RESULTS OF OPERATIONS

         The Company's net sales for the quarter ended March 31, 1996 were $30.7 million as compared to prior year's sales of $33.1 million for the same period. Contributing to this shortfall in sales of $2.4 million year over year were knees ($2.6 million) and small joints ($0.8 million) offset by increases in hips ($0.1 million), trauma ($0.3 million), arthroscopy ($0.3 million) and spine ($0.2 million). The new markets in which the Company began to broaden its product lines in 1995 (trauma, arthroscopy and spine) contributed revenue of $0.8 million during the first quarter of 1996.

         Domestic sales for the period were $23.0 million compared to 1995 sales of $25.4 million. This unfavorable variance of $2.4 million accounted for the global sales shortfall.

         International sales were flat year over year despite the fact that the Company did not complete its negotiations for a new Japanese distributor until late February. Management fully expects strong sales for the rest of 1996. Japan's sales in 1996 of $1.1 million compared to $1.8 million in 1995 were the result of those on-going negotiations. Overall, international sales were flat for the first quarter because of higher 1996 versus 1995 sales in Latin America ($0.6 million), Europe ($0.1 million) and Canada ($0.3 million), which offset the Japan shortfall.


SELLING

         Selling expenses in total remained relatively flat for the period as compared to prior year with first quarter 1996 expenses of $11.5 million versus $11.3 million in 1995. Selling expense increases included commissions which increased from $5.2 million or approximately 15.6% of global sales in 1995 to $5.6 million or approximately 18.1% of global sales in 1996. This increase was primarily due to sales force guarantees and incentives of $0.6 million in 1996 compared to $0.2 million in 1995.

         Other selling expenses that contributed to the higher 1996 amount was the Managed Care Division of the Company which was offset by a decrease in spending in U.S. Sales and Marketing. This decrease in the U.S. is partially due to the conclusion in 1995 of the Orthomet/Wright sales force consolidation. This consolidation occurred throughout 1995 and expenses should continue to be favorable year over year through 1996. Additionally, there was less spending in 1996 versus 1995 for surgeon travel and trade shows.

COST OF SALES

         Cost of Sales for the period increased by $1.1 million or approximately 13.6% over the same period in 1995. This net increase resulted primarily from a higher level of sales of fully reserved products in 1995 (which was not expected to recur, and in fact did not recur, during the first quarter of 1996). In 1994, reserves were established for certain products that the Company did not expect to remain viable in 1995 due to the acquisition of Orthomet, Inc. and the decision to cease gamma radiation of implants in favor of ethylene oxide gas technology. However, some of these products continued to be sold in 1995 resulting in the reversal of inventory reserves. Partially offsetting this was a decrease in 1996 cost of sales resulting from the decreased level of sales in 1996.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended March 31, 1996 decreased $2.0 million, or approximately 28.6% over the same period in 1995. The major contributors to the 1996 decrease in expenses were lower management bonus accruals ($0.4 million), non-recurring 1995 expenses associated with the transition and shutdown of Orthomet ($0.5 million), renegotiated (reduced) insurance costs ($0.3 million), lower foreign expenses in France, Australia, and Brazil ($0.2 million), lower intangibles amortization expense ($0.3 million), reduced legal expenses associated with litigation and patent applications ($0.2 million), and decreased travel expenses ($0.1 million).


RESEARCH AND DEVELOPMENT

         Research and development expenses of $3.0 million for the first quarter of 1996 increased approximately $0.1 million over the first quarter of 1995. This increase was due to hip development efforts occurring in France.


OTHER

         Non-operating expenses decreased period over period due to lower foreign currency losses in 1996 than the same period in 1995.

         Interest expense increased slightly by $0.2 million for the three months ended March 31, 1996 as compared to the same period in 1995 due to the amortization of deferred financing expenses associated with the equity infusion that occurred in September, 1995.

         For the three months ended March 31, 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") is detailed in the table below.

                                                                   March 31,
                                                                     1996
                                                                   ---------
    Operating Income                                                 $1,630
    Depreciation and Instrument Amortization                          2,496
    Amortization of Intangibles                                         737
    Amortization of Other Assets                                         91
                                                                     ------
    EBITDA                                                           $4,954
                                                                     ======


LIQUIDITY AND CAPITAL RESOURCES

     Since the DCW Acquisition, the Company's strategy has been to attain growth aggressively through new product development and acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial needs for working capital have been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance of Series C Preferred Stock to the Princes Gate purchasers in September of 1995 ($35 million) (see Note 8 to the Financial Statements), and through borrowings on the Company's revolving line of credit, that are discussed below.

     The Company has available to it a $30 million revolving line of credit under the Heller Agreement (the "Heller Agreement") which provided an eligible borrowing base at March 31, 1996 of $26.4 million. As of May 3,1996, the Company had drawn $11.8 million under this agreement. The Company's continued growth has resulted in an increase in its capital requirements and has been dependent upon the Heller Agreement and other funding sources to meet working capital needs. During the first quarter of 1996, borrowings under the Heller Agreement reached $14.4 million as compared to 1995 first quarter when borrowing reached $17.7 million.

     The Heller Agreement expires in September, 1996. The Company's projected cash flow requirements for 1996 indicate that this or a similar revolving credit agreement will again be needed to fund working capital needs.
Management is in the process of negotiating with several financial institutions and believes it will successfully secure a revolving credit arrangement that will meet the working capital needs of the Company for the remainder of 1996. There can be no assurance that the Company will be able to secure such financing on favorable terms, if at all.

     The Company's capitalization includes senior debt securities of $84.3 million and various series of preferred stock with an aggregate liquidation value of $107.0 million at March 31, 1996. These securities currently bear interest or dividend rates ranging from 10 3/4% to 12.1% and, in certain circumstances, these rates can increase to 21.4%. As a result of the Company's obligations to establish a sinking fund for its senior debt securities beginning in July 1998 and its obligation to issue additional warrants to acquire common stock in the event that the Series C Preferred Stock is not redeemed or there has not otherwise been a qualified initial public offering on or before March 1999, the Company believes that it will be required to effect an initial public offering of its common stock or some other form of a recapitalization plan to satisfy these future obligations. There can be no assurance that the Company will be able to effect such an offering or recapitalization on favorable terms, if at all.

     At March 31, 1996, the Company had less than $1.1 million in outstanding capital commitments, and has budgeted approximately $3.4 million for 1996 expenditures for the purchase of machinery and related capital equipment. Additionally, management expects to fund the production of new or additional instruments, which is budgeted at $5.3 million for 1996.

     As of March 31, 1996, the Company had net working capital of $50.2 million, compared with $45.2 million as of December 31, 1995. Of this $5.0 million growth, $5.7 million is attributed to growth in inventory offset by an increase in current liabilities ($1.3 million) due to increased borrowing. Inventories continued to grow as the Company continues to build products for its core businesses, as well as build new products for its entry into new markets.

                         PART II  -  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

          See Note 4. in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" On Page 7.



ITEM 2.   CHANGES IN SECURITIES.

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None


ITEM 5.   OTHER INFORMATION.

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          A)   See Exhibit Index at page 16.
          B) No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       5-9-96                        /s/ Richard D. Nikolaev
       ----------------                   -------------------------------------
                                          Richard D. Nikolaev
                                          President and Chief Executive Officer




Date:       5-9-96                        /s/ George G. Griffin
       ----------------                   -------------------------------------
                                          George G. Griffin
                                          Executive Vice President and
                                          Chief Financial Officer

                                 Exhibit Index



 EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBIT
  ------                       ----------------------
  11.1         Statement regarding Computation of Earnings Per Share

  12.1         Statement regarding Computation of Ratio of Earnings to
               Fixed Charges and Preferred Dividends

  27.1         Financial Data Schedule (for SEC use only)

