Form 10-Q
period 1996-06-30
WRIGHT MEDICAL TECHNOLOGY INC
filed 1996-08-13
CIK 912560

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X             THE SECURITIES EXCHANGE ACT OF 1934
- ---------

For the quarterly period ended June 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
- ---------
                                        For the transition period from  to
                                                                      --  --
                                         Commission file number 33-69286

                   WRIGHT MEDICAL TECHNOLOGY, INC.
     (Exact name of registrant as specified in its charter)

                Delaware                       62-1532765
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

 5677 Airline Road, Arlington, Tennessee           38002-0100
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (901)867-9971


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---
Number of shares outstanding of Class A Common Stock, par value
$.001 at August 7, 1996: 9,119,041

                                                                     1 of 19

                                          PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

           Wright Medical Technology, Inc. & Subsidiaries:

                Consolidated Balance Sheets - June 30, 1996
                and December 31, 1995.......................................3

                Condensed Consolidated Statements of Operations
                for the Three and Six Month Periods Ended
                June 30, 1996 and June 30, 1995.............................4

                Consolidated Statements of Cash Flows for the
                Six Month Periods Ended June 30, 1996 and
                June 30, 1995...............................................5

                Notes to Consolidated Financial Statements..................6



ITEM 2.         MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................9

                                                                     2 of 19


                                   WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                              June 30,              December 31,
                                                                                1996                    1995
                                                                          -----------------       ------------------
ASSETS                                                                     (in thousands)          (in thousands)
                                   (unaudited)
Current Assets:
    Cash and cash equivalents                                              $         1,252         $          1,126
    Trade receivables, net                                                          20,927                   18,269
    Inventories, net                                                                59,800                   54,815
    Prepaid expenses                                                                 1,277                    1,353
    Other                                                                            1,098                    1,948
                                                                          -----------------       ------------------
        Total Current Assets                                                        84,354                   77,511
                                                                          -----------------       ------------------

Property, Plant and Equipment, net                                                  41,031                   39,141
Deferred Income Taxes                                                                2,608                    2,608
Other Assets                                                                        47,088                   55,111
                                                                          -----------------       ------------------
                                                                           $       175,081         $        174,371
                                                                          =================       ==================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt                                      $         1,883         $            446
    Short-term borrowing                                                             9,775                    3,900
    Accounts payable                                                                 7,160                    7,769
    Accrued expenses                                                                12,406                   17,550
    Deferred income taxes                                                            2,608                    2,608
                                                                          -----------------       ------------------
        Total Current Liabilities                                                   33,832                   32,273
                                                                          -----------------       ------------------

Long-Term Debt                                                                      84,634                   84,462
Preferred Stock Dividends                                                           22,079                   14,938
Other Liabilities                                                                    1,113                      570
                                                                          -----------------       ------------------
        Total Liabilities                                                          141,658                  132,243
                                                                          -----------------       ------------------

Commitments and Contingencies

Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation  value of $71.6 million,  including accrued and unpaid dividends of $11.6 million, 800,000 shares authorized, 600,000 shares
    issued and outstanding)                                                         47,762                   46,757
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $38.2 million, including accrued and unpaid dividends
    of $3.2 million, 350,000 shares authorized, issued and outstanding)             22,772                   20,548

Stockholders' Investment:
    Series A preferred stock,  $.01 par value,  (aggregate  liquidation value of
        $23.7 million,  including accrued and unpaid dividends of $7.2 million),
        1,200,000 shares authorized,
        915,325 shares issued & outstanding                                              9                        9
    Undesignated preferred stock, $.01 par value,
        650,000 shares authorized, no shares issued                                      -                        -
    Class A common stock, $.001 par value, 46,000,000 shares authorized,
        9,888,171 and 9,791,040 shares issued and outstanding                           10                       10
    Class B common stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                 -                        -
    Additional capital                                                              53,109                   51,470
    Accumulated deficit                                                            (89,925)                 (76,557)
    Other                                                                              725                      930
                                                                          -----------------       ------------------
                                                                                   (36,072)                 (24,138)

    Less - Notes receivable from stockholders                                       (1,037)                  (1,037)
          Series A preferred treasury stock, 85,738 shares                              (1)                      (1)
          Class A common treasury stock, 869,630 shares                                 (1)                      (1)
                                                                          -----------------       ------------------
        Total Stockholders' Investment                                             (37,111)                 (25,177)
                                                                          -----------------       ------------------

                                                                           $       175,081         $        174,371
                                                                          =================       ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                                                                                                            3 of 19


                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (in thousands, except earnings per share)
                                                   (unaudited)

                                                   Three Months Ended                  Six Months Ended
                                           -------------------------------       -----------------------------
                                           June 30, 1996     June 30, 1995       June 30, 1996   June 30, 1995
                                           -------------     -------------       -------------   -------------

Net sales                                  $    31,430       $  31,521           $     62,137    $    64,604

Cost of goods sold                              10,557           9,140                 20,134         17,569
                                           ------------     -----------          -------------   ------------

Gross profit                                    20,873          22,381                 42,003         47,035
                                           ------------     -----------          -------------   ------------

Operating expenses:
      Selling                                   12,140          10,826                 23,195         22,142
      General and administrative                 4,465           6,640                  9,862         13,631
      Research and development                   3,251           3,143                  6,299          6,088
                                           ------------     -----------          -------------   ------------
                                                19,856          20,609                 39,356         41,861
                                           ------------     -----------          -------------   ------------

Operating income                                 1,017           1,772                  2,647          5,174

Interest, net                                    2,948           2,987                  5,913          5,713
Other (income) expense, net                       (422)             31                   (293)           313
                                           ------------     -----------          -------------   ------------

Loss before income taxes                        (1,509)         (1,246)                (2,973)          (852)

Provision for income taxes                           -             293                     25            293
                                           ------------     -----------          -------------   ------------

Net loss                                   $    (1,509)     $   (1,539)          $     (2,998)   $    (1,145)
                                           ============     ===========          =============   ============

Loss applicable to common stock            $    (6,688)     $   (4,074)          $    (13,368)   $    (6,483)
                                           ============     ===========          =============   ============

Loss per share of common stock             $     (0.74)     $    (0.46)          $      (1.49)   $     (0.74)
                                           ============     ===========          =============   ============

Weighted average common shares outstanding       9,016           8,824                  8,987          8,730
                                           ============     ===========          =============   ============






The accompanying  notes are an integral part of these statements.


                                                                                                         4 of 19

                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (in thousands)
                                                    (unaudited)
                                                                                             Six Months Ended
                                                                                 ------------------------------------------
                                                                                      June 30,               June 30,
                                                                                        1996                   1995
                                                                                 -------------------     ------------------
       Cash Flows From Operating Activities:
            Net loss                                                              $          (2,998)      $         (1,145)
            Adjustments  to  reconcile  net loss to net cash  used in  operating activities:
                 Depreciation                                                                 5,815                  5,086
                 Provision for excess/obsolete inventory                                       (475)                (1,565)
                 Provision for sales returns                                                   (109)                   248
                 Amortization of intangible assets                                            1,446                  1,452
                 Amortization of deferred financing costs                                       702                    431
                 Loss on disposal/abandonment of equipment                                       96                     46
                 Other                                                                          165                      -
                 Changes in assets and liabilities:
                       Trade receivables                                                     (2,549)                (4,558)
                       Inventories                                                           (2,316)                (6,456)
                       Other current assets                                                     926                   (708)
                       Accounts payable                                                         423                  3,621
                       Accrued expenses and other liabilities                                (3,829)               (11,541)
                       Other assets                                                            (283)                    94
                       Deferred income                                                          870                      -
                                                                                 -------------------     ------------------
                 Net cash used in operating activities                                       (2,116)               (14,995)
                                                                                 -------------------     ------------------

       Cash Flows From Investing Activities:
            Capital expenditures                                                             (3,951)                (5,076)
            Other                                                                               (61)                  (581)
                                                                                 -------------------     ------------------
                 Net cash used in investing activities                                       (4,012)                (5,657)
                                                                                 -------------------     ------------------

       Cash Flows From Financing Activities:
            Net proceeds from short-term borrowings                                           5,875                 20,500
            Proceeds from issuance of stock and stock warrants                                  633                     43
            Payments of debt                                                                   (228)                (1,498)
            Other                                                                               (26)                   (15)
                                                                                 -------------------     ------------------
                 Net cash provided by financing activities                                    6,254                 19,030
                                                                                 -------------------     ------------------


       Net increase/(decrease) in cash and cash equivalents                                     126                 (1,622)
       Cash and cash equivalents, beginning of period                                         1,126                  3,072
                                                                                 -------------------     ------------------
       Cash and cash equivalents, end of period                                   $           1,252       $          1,450
                                                                                 ===================     ==================

       Supplemental Disclosure of Cash Flow Information:
            Cash paid for interest                                                $           5,205       $          5,312
                                                                                 ===================     ==================
            Cash paid for income taxes                                            $               -       $              -
                                                                                 ===================     ==================



The  accompanying  notes  are an  integral  part of these statements.



                                                                                                            5 of 19

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and June 30, 1995 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries (the "Company").

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


NOTE 2 - INVENTORIES

         Components of inventory are as follows (in thousands):


                                               June 30,                     Dec. 31,
                                                 1996                          1995
                                         ---------------------         -------------------
                                              (unaudited)

Raw materials                            $               2,011         $             3,146
Work in process                                          9,149                      10,971
Finished goods                                          48,640                      40,698
                                         ---------------------         -------------------
 Total                                   $              59,800         $            54,815
                                         =====================         ===================








                                                                       6 of 19


NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses is as follows (in thousands):


                                                             June 30,                   Dec. 31,
                                                               1996                       1995
                                                        -------------------         -----------------
                                                            (unaudited)

Interest                                                $             4,663         $           4,619
Employee benefits                                                     1,720                     2,350
Research & development                                                1,300                     2,600
Professional fees                                                       836                     1,020
Commissions                                                           1,582                     1,385
Royalties                                                               455                       380
Taxes - other than income                                               976                     1,194
Other                                                                   874                     4,002
                                                        -------------------         -----------------
 Total                                                  $            12,406         $          17,550
                                                        ===================         =================


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

         DCW, pursuant to certain agreements, retains liability for matters arising from conduct of DCW prior to the Company's acquisition on June 30, 1993, of substantially all the assets of the large joint orthopaedic implant business of DCW (the "Acquisition"). As such, DCW has agreed to indemnify the Company against all liability for all products manufactured prior to the acquisition, except for products provided under the Company's 1993 agreement with DCW pursuant to which the Company purchased certain small joint orthopaedic implants for worldwide distribution. However, the Company was notified in May 1995 that DCW, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Company in such matters until it received further direction from the bankruptcy court. Accordingly, there can be no assurance that DCW will indemnify the Company on any claims in the future. Although the Company does not maintain insurance for claims arising on products sold by DCW, management does not believe the outcome of any of these matters, either singularly or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

                                                                       7 of 19

         The Company is not involved in any other pending litigation of a material nature or that would have a material adverse effect on the Company's financial position or results of operations.



NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of." The Company has determined that the adoption of this statement does not have a material effect on its consolidated financial position or operating results.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for stock-based compensation." The Company will continue accounting for its stock-based compensation plan in accordance with APB Opinion No. 25. However, pursuant to SFAS No. 123, the Company will provide pro forma net income and pro forma earnings per share information as if the fair value based accounting method promulgated by SFAS No. 123 had been followed. This pro forma information, along with other disclosures regarding the assumptions used in determining fair value, will be provided, in the financial statements included in the Company's 1996 annual report to be filed with the Securities and Exchange Commission on Form 10-K. At this time, management has not quantified the effect of applying this statement.


SUBSEQUENT EVENTS

         On July 5, 1996, the Company received the second and final payment of $1.5 million from Century Medical, Inc. in exchange for an additional 30,000 shares of Class A common stock and exclusive distribution rights in Japan.

         On July 12, 1996, the Company entered into a joint venture with Tissue Engineering, Inc. ("TEI") for the purpose of commercializing products for use in the treatment of musculoskeletal problems. The Company will have an exclusive world-wide distribution right to the products developed by the joint venture. This joint venture was capitalized through a $1.5 million promissory note from the Company in exchange for 49 percent of the joint venture's capital stock and TEI contributed the license for the technology in exchange for 51 percent of the joint venture's capital stock.

                                                                      8 of 19

ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         For the three months ended June 30, 1996, the Company's net sales were $31.4 million as compared to $31.5 million for the same period in 1995. Net sales for the six months ended June 30, 1996 were $62.1 million representing a decrease in sales of $2.5 million compared to the same period in 1995. Although total sales for the second quarter 1996 were essentially flat as compared to second quarter 1995, new product line sales increased compared to prior year sales for the period in trauma ($0.3 million), spine ($0.2 million) and arthroscopy ($0.2 million), offset by sales declines in knees ($0.7 million) and hips ($0.3 million). For the six month period ended June 30, 1996, net sales decreased by $2.5 million as compared to the same period in 1995 due to decreases in domestic sales of knees of $3.9 million and small joint products of $0.5 million offset by increases in domestic sales of hips ($0.5 million), trauma ($0.6 million), spine ($0.3 million), and arthroscopy ($0.5 million). International sales for this same six month period increased by $0.1 million in 1996 versus 1995.


Selling

         Selling expenses for the three months ended June 30, 1996, were $1.3 million (or approximately 12.1%) more than for the same period in 1995. Primarily contributing to this increase were commissions that were $0.5 million higher due to greater incentives and guarantees paid in 1996, and sales and marketing expenses that were $0.6 million higher during the second quarter of 1996 due mainly to salaries and benefits ($0.2 million), instrument amortization ($0.6 million), and the distributor assistance program ($0.1 million) offset by lower spending for international sales and marketing ($0.4 million) and less travel and entertainment ($0.1 million). Selling expenses for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, were $1.1 million, or approximately 4.8%, higher. This increase was caused by several factors including higher commission expense due to guarantees and incentives exceeding those paid in the first half of 1995 by $0.9 million, and larger sales and marketing expenses due to salaries and benefits ($0.4 million), and instrument amortization ($0.6 million), offset by favorable variances in travel and entertainment ($0.2 million), international sales and marketing ($0.4 million), and spending at the annual surgeon meeting in 1996 ($0.3 million).




                                                                      9 of 19

Cost of Sales

         Cost of goods sold for the three months and six months ended June 30, 1996, increased $1.4 million (or approximately 15.5%) and $2.6 million (or approximately 14.6%), respectively, over the same periods in the prior year. The major contributor to the 1996 increase was a higher level of sales of fully reserved products in 1995, that was not expected to recur and in fact did not recur during the three and six months ended June 30, 1996. In 1994, reserves were established for certain products that the Company did not expect to remain viable in 1995 due to the acquisition of Orthomet, Inc. However, some of these products continued to be sold in 1995 resulting in the reversal of inventory reserves. Partially offsetting this was a decrease in 1996 cost of sales resulting from the decreased level of sales in 1996.


General and Administrative

         General and administrative expenses for the three months ended June 30, 1996, decreased $2.2 million, or approximately 32.8%, from the same period on 1995. For the six months ended June 30, 1996, general and administrative expenses decreased $3.8 million, or approximately 27.7%. The decrease in the second quarter expenses of 1996 as compared to 1995 is attributable to lower management bonus accruals ($0.6 million), renegotiated (reduced) insurance costs ($0.3 million), reduced legal expenses associated with litigation and patent applications ($0.1 million), decreased travel expenses ($0.9 million), lower international administrative expenses ($0.3 million) and lower intangible amortization expense ($0.3 million), offset by the Managed Care Division of the Company ($0.4 million). The six month decrease of $3.8 million was due to decreased travel expenses ($1.1 million), lower management bonus accruals ($1.0 million), lower intangible amortization expense ($0.6 million), renegotiated insurance costs ($0.6 million), reduced international administrative expenses ($0.4 million) and reduced legal expenses ($0.4 million), which was offset by the Managed Care Division ($0.8 million).

Research and Development

         Research and development expenses of $3.3 million for the second quarter of 1996 remained relatively flat compared to the second quarter of 1995. The slight increase in the second quarter of 1996 was due mainly to higher expenditures on research grants. For the six months ended June 30, 1996, expenses were $6.3 million compared to $6.1 million in 1995. The increase of $0.2 million was due to higher expenditures on research grants and development efforts for a new hip prosthesis in France.

                                                                     10 of 19

Other

         Other (income) expense for the three months and six months ended June 30, 1996, decreased $0.5 million and $0.6 million, respectively, over the same periods in 1995. The change in both of these periods is due principally to a gain on the sale of the corporate jet.

         Interest expense increased $0.2 million, or approximately 3.5%, for the six months ended June 30, 1996. The increase is due to the amortization of the debt issuance cost incurred in issuing the Series C Preferred Stock. Also affecting interest was a decrease in interest paid on funds under the Company's $30 million revolving line of credit agreement with Heller Financial, Inc. (the "Heller Agreement"), since borrowings were lower in the current year. This benefit was offset by a reduced interest income related to a distributor instrument program that was in place in 1995 but not in 1996. Although interest expense for the three months ended June 30, 1996, decreased only slightly in total compared to the same period in the prior year, the same factors affecting the year-to-date increase also impacted the second quarter's expense but netted to a minimal change.

         For the three months and six months ended June 30, 1996, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is detailed in the table below.

                                                    Three Months     Six Months
                                                        Ended           Ended
                                                    June 30,1996    June 30,1996
                                                    ------------    ------------
Operating Income                                    $      1,017    $      2,647
Depreciation and
  Instrument Amortization                                  3,319           5,815
Amortization of Intangibles                                  709           1,446
Amortization of Other Assets                                  92             183
                                                    ------------    ------------
EBITDA                                              $      5,137    $     10,091
                                                    ============    ============



Liquidity and Capital Resources

      Since the DCW Acquisition, the Company's strategy has been to position itself for the future through new product development and acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial needs for working capital have been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance

                                                                      11 of 19
of Series C Preferred Stock to the Princes Gate purchasers in September of 1995 ($35 million) (see Note 8 of the Company's 1995 annual report on Form 10-K), and through borrowings on the Company's revolving line of credit, that are discussed below.

      The Company has available to it a $30 million revolving line of credit under the Heller Agreement that provided an eligible borrowing base at June 30, 1996, of $28.0 million. As of August 7, 1996, the Company had drawn $12.6 million under this agreement. The Company's continued growth has resulted in an increase in its capital requirements and the Company has been dependent upon the Heller Agreement and other funding sources to meet working capital needs. During the first half of 1996, borrowings under the Heller Agreement averaged $11.8 million with the maximum borrowed of $14.4 million, as compared to 1995 first half of the year when borrowing reached a high of $22.6 million.

      The Heller Agreement expires in September, 1996. The Company's projected cash flow requirements for 1996 indicate that this or a similar revolving credit agreement will again be needed to fund working capital needs. Management is in the process of negotiating with several financial institutions, has received several proposals as of August 7, and believes it will be successful in securing a revolving credit arrangement that will meet the working capital needs of the Company for the remainder of 1996. Although there can be no assurance that the Company will be able to secure such financing on favorable terms, management believes that based on the proposals it has received and the due diligence conducted to date by these financial institutions the Company will be successful in securing a revolving credit agreement to replace the Heller Agreement.

      The Company's capitalization includes senior debt securities of $84.3 million and various series of preferred stock with an aggregate liquidation value of $109.8 million at June 30, 1996. These securities currently bear interest or dividend rates ranging from 10 3/4% to 12.1% and, in certain circumstances, these rates can increase to 21.4%. As a result of the Company's obligations to establish a sinking fund for its senior debt securities beginning in July 1998 and its obligation to issue additional warrants to acquire common stock in the event that the Series C Preferred Stock is not redeemed or there has not otherwise been a qualified initial public offering on or before March 1999, the Company believes that it will be required to effect an initial public offering of its common stock or some other form of a recapitalization plan to satisfy these future obligations. There can be no assurance that the Company will be able to effect such an offering or recapitalization on favorable terms, if at all.




                                                                      12 of 19

      At June 30, 1996, the Company had approximately $1.8 million in outstanding capital commitments, of its total 1996 budgeted expenditures of approximately $3.4 million for the purchase of machinery and related capital equipment. Additionally, management expects to require additional capital to fund the production of new or additional instruments, which is budgeted at $5.3 million for the remainder of 1996.

      As of June 30, 1996, the Company had net working capital of $50.5 million, compared with $45.2 million as of December 31, 1995. Of this $5.3 million growth in working capital, $5.1 million is attributed to the decrease in accrued liabilities. This decrease was due mainly to payments to OsteoBiologics, Inc., Dr. Leo Whiteside (per the Company's settlement agreement) and cost containment measures initiated in 1996. There was a $5.0 million increase in inventory due primarily to a reclassification from property, plant and equipment of $3.8 million of instruments built over the last two years for sale to distributors. The increase in inventory is offset by the net of a $5.9 million increase in short-term borrowings and a $0.6 million decrease in accounts payable.






                                                                      13 of 19

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

                                                                      14 of 19

                                                    SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1996                     /s/Richard D. Nikolaev
     ------------------                   -------------------------------------
                                          Richard D. Nikolaev
                                          President and Chief Executive Officer




Date: August 12, 1996                     /s/George G. Griffin
     ------------------                   -------------------------------------
                                          George G. Griffin
                                          Executive Vice President and
                                          Chief Financial Officer

                                                                      15 of 19


                                                   Exhibit Index



      EXHIBIT
       NUMBER                      DESCRIPTION OF EXHIBIT                                                 PAGE
        11.1          Statement regarding Computation of Earnings                                           17
                      Per Share
        12.1          Statement regarding Computation of Ratio of                                           18
                      Earnings to Fixed Charges and Preferred
                      Dividends
        27.1          Financial Data Schedule                                                               19



                                                                      16 of 19