Form 10-Q
period 1996-09-30
WRIGHT MEDICAL TECHNOLOGY INC
filed 1996-11-13
CIK 912560

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X             THE SECURITIES EXCHANGE ACT OF 1934
---------

For the quarterly period ended September 30, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of Class A Common Stock, par value
$.001 at November 1, 1996: 9,145,790.


                                          PART I - FINANCIAL INFORMATION



ITEM 1.         FINANCIAL STATEMENTS

           Wright Medical Technology, Inc. & Subsidiaries:


                Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995.............................................................................3

                Condensed Consolidated Statements of Operations
                for the Three and Nine Month Periods Ended
                September 30, 1996 and September 30, 1995.........................................................4

                Consolidated Statements of Cash Flows for the
                Nine Month Periods Ended September 30, 1996 and
                September 30, 1995................................................................................5

                Notes to Consolidated Financial Statements........................................................6



ITEM 2.         MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..............................................................10

                                                                  Page 2 of 23

                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,     December 31,
                                                                                      1996             1995
                                                                                --------------    -------------
ASSETS                                                                          (in thousands)          (in thousands)
                                                                                 (unaudited)
Current Assets:
    Cash and cash equivalents                                                   $       1,791         $       1,126
    Trade receivables, net                                                             19,197                18,269
    Inventories, net                                                                   62,437                54,815
    Prepaid expenses                                                                    1,481                 1,353
    Other                                                                                 991                 1,948
                                                                                --------------        --------------
        Total Current Assets                                                           85,897                77,511
                                                                                --------------        --------------

Property, Plant and Equipment, net                                                     35,031                39,141
Deferred Income Taxes                                                                   2,608                 2,608
Investment in Joint Venture                                                             3,946                     -
Other Assets                                                                           47,120                55,111
                                                                                --------------        --------------
                                                                                $     174,602         $     174,371
                                                                                ==============        ==============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt                                           $       3,332         $         446
    Short-term borrowing                                                               12,650                 3,900
    Accounts payable                                                                    5,136                 7,769
    Accrued expenses                                                                   10,607                17,550
    Deferred income taxes                                                               2,608                 2,608
                                                                                --------------        --------------
        Total Current Liabilities                                                      34,333                32,273
                                                                                --------------        --------------

Long-Term Debt                                                                         87,784                85,032
Preferred Stock Dividends                                                              25,640                14,938
Other Liabilities                                                                       1,592                     -
                                                                                --------------        --------------
        Total Liabilities                                                             149,349               132,243
                                                                                --------------        --------------

Commitments and Contingencies

Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation  value of $73.5 million,  including accrued and unpaid dividends of $13.5 million, 800,000 shares authorized, 600,000 shares
    issued and outstanding)                                                            48,266                46,757
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $39.3 million, including accrued and unpaid dividends
    of $4.3 million, 350,000 shares authorized, issued and outstanding)                23,883                20,548

Stockholders' Investment:
    Series A preferred stock,  $.01 par value,  (aggregate  liquidation value of
        $24.4 million,  including accrued and unpaid dividends of $7.9 million),
        1,200,000 shares authorized,
        915,325 shares issued & outstanding                                                 9                     9
    Undesignated preferred stock, $.01 par value,
        650,000 shares authorized, no shares issued                                         -                     -
    Class A common stock, $.001 par value, 46,000,000 shares authorized,
        10,000,670 and 9,791,040 shares issued and outstanding                             10                    10
    Class B common stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                    -                     -
    Additional capital                                                                 53,731                51,470
    Accumulated deficit                                                              (100,316)              (76,557)
    Other                                                                                 709                   930
                                                                                --------------        --------------
                                                                                      (45,857)              (24,138)

    Less - Notes receivable from stockholders                                          (1,037)               (1,037)
         Series A preferred treasury stock, 86,688 shares                                  (1)                   (1)
         Class A common treasury stock, 876,880 shares                                     (1)                   (1)
                                                                                --------------        --------------
        Total Stockholders' Investment                                                (46,896)              (25,177)
                                                                                --------------        --------------

                                                                                $     174,602         $     174,371
                                                                                ==============        ==============

     The accompanying notes are an integral part of these consolidated balance sheets.


                                                                                                       Page 3 of 23

                                              WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  (in thousands, except earnings per share)
                                                                 (unaudited)

                                                          Three Months Ended                           Nine Months Ended
                                               ----------------------------------------    ----------------------------------------
                                               September 30, 1996    September 30, 1995    September 30, 1996    September 30, 1995
                                               ------------------    ------------------    ------------------    ------------------

Net sales                                      $          29,065     $          28,962     $          91,202     $          93,565

Cost of goods sold                                        11,589                 7,926                32,656                25,495
                                               ------------------    ------------------    ------------------    ------------------

Gross profit                                              17,476                21,036                58,546                68,070
                                               ------------------    ------------------    ------------------    ------------------

Operating expenses:
      Selling                                             11,194                11,011                33,456                33,153
      General and administrative                           4,890                 5,791                14,752                19,421
      Research and development                             3,322                 3,352                 9,621                 9,440
      Equity in loss of investment                           151                     -                   151                     -
                                               ------------------    ------------------    ------------------    ------------------
                                                          19,557                20,154                57,980                62,014
                                               ------------------    ------------------    ------------------    ------------------

Operating income (loss)                                   (2,081)                  882                   566                 6,056

Interest, net                                              2,910                 3,061                 8,823                 8,774
Other (income) expense, net                                  203                     2                   (90)                  315
                                               ------------------    ------------------    ------------------    ------------------

Loss before income taxes                                  (5,194)               (2,181)               (8,167)               (3,033)

Provision for income taxes                                    22                    16                    47                   309
                                               ------------------    ------------------    ------------------    ------------------

Net loss                                       $          (5,216)    $          (2,197)    $          (8,214)    $          (3,342)
                                               ==================    ==================    ==================    ==================

Loss applicable to common stock                $         (10,392)    $          (4,775)    $         (23,760)    $         (11,258)
                                               ==================    ==================    ==================    ==================

Loss per share of common stock                 $           (1.14)    $           (0.54)    $           (2.63)                (1.28)
                                               ==================    ==================    ==================    ==================

Weighted average common shares outstanding                 9,115                 8,910                 9,030                 8,790
                                               ==================    ==================    ==================    ==================






     The accompanying notes are an integral part of these statements.



                                                                                                       Page 4 of 23

                                           WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (in thousands)
                                                             (unaudited)
                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                September 30,     September 30,
                                                                                    1996              1995
                                                                                -------------     -------------
      Cash Flows From Operating Activities:
           Net loss                                                             $    (8,214)      $    (3,342)
           Adjustments  to  reconcile  net  loss to net cash  used in  operating activities:
                Depreciation                                                          5,341             5,421
                Instrument amortization                                               2,383             2,115
                Provision for instrument reserves                                     2,158                 -
                Provision for excess/obsolete inventory                                (111)           (2,197)
                Provision for sales returns                                            (234)              526
                Amortization of intangible assets                                     2,152             2,800
                Amortization of deferred financing costs                              1,021               683
                Loss on disposal/abandonment of equipment                               477                65
                Equity in loss of investment                                            151                 -
                Other                                                                   228               571
                Changes in assets and liabilities:
                      Trade receivables                                                (694)           (1,085)
                      Inventories                                                    (4,840)          (17,132)
                      Other current assets                                              829              (733)
                      Accounts payable                                               (1,601)            2,282
                      Accrued expenses and other liabilities                         (6,255)          (14,227)
                      Other assets                                                     (150)           (1,431)
                      Deferred income                                                 1,740                 -
                                                                                ------------      ------------
                Net cash used in operating activities                                (5,619)          (25,684)
                                                                                ------------      ------------

      Cash Flows From Investing Activities:
           Capital expenditures                                                      (2,545)           (5,157)
           Other                                                                       (423)           (1,224)
                                                                                ------------      ------------
                Net cash used in investing activities                                (2,968)           (6,381)
                                                                                ------------      ------------

      Cash Flows From Financing Activities:
           Net proceeds from sale of Series C Preferred Stock
             and issuance of warrants                                                     -            33,775
           Net proceeds from short-term borrowings                                    8,750                 -
           Proceeds from issuance of stock and stock warrants                         1,275                53
           Payments of debt                                                            (727)           (1,724)
           Other                                                                        (46)             (460)
                                                                                ------------      ------------
                Net cash provided by financing activities                             9,252            31,644
                                                                                ------------      ------------


      Net increase/(decrease) in cash and cash equivalents                              665              (421)
      Cash and cash equivalents, beginning of period                                  1,126             3,072
                                                                                ------------      ------------
      Cash and cash equivalents, end of period                                  $     1,791       $     2,651
                                                                                ============      ============

      Supplemental Disclosure of Cash Flow Information:
           Cash paid for interest                                               $    10,201       $    10,614
                                                                                ============      ============
           Cash paid for income taxes                                           $         -       $         -
                                                                                ============      ============



     The accompanying notes are an integral part of these statements.
                                                                                                       Page 5 of 23

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and September 30, 1995 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries (the "Company").

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

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.


NOTE 2 - INVENTORIES

     Components of inventory are as follows (in thousands):

                                               Sept. 30,                    Dec. 31,
                                                 1996                          1995
                                         ---------------------         -------------------
                                              (unaudited)

Raw materials                            $               2,325         $             3,146
Work in process                                          8,007                      10,971
Finished goods                                          37,940                      38,438
Surgical Instruments                                    14,165                       2,260
                                         ---------------------         -------------------
 Total                                   $              62,437         $            54,815
                                         =====================         ===================

NOTE 3 - ACCRUED EXPENSES

     A detail of accrued expenses is as follows (in thousands):


                                                             Sept. 30,                  Dec. 31,
                                                               1996                       1995
                                                        -------------------         -----------------
                                                            (unaudited)

Interest                                                $             2,309         $           4,619
Employee benefits                                                     2,111                     2,350
Commissions                                                           1,617                     1,385
Taxes - other than income                                             1,175                     1,194
Professional fees                                                       959                     1,020
Royalties                                                               418                       380
Research & development                                                    -                     2,600
Other                                                                 2,018                     4,002
                                                        -------------------         -----------------
 Total                                                  $            10,607         $          17,550
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

     On October 25, 1996, the Company was notified that it had been sued by Mitek Surgical Products, Inc. in the United States District Court for the Northern District of California seeking damages for the alleged infringement of its patent by the Company's ANCHORLOK(TM) soft tissue anchor. The Company intends to deny the allegations and defend the action.

     On April 3, 1995, the Company (and Orthomet, Inc., a wholly owned subsidiary at the time that has subsequently been merged with and into the Company) was notified that it had been sued by Joint Medical Products Corporation (which was purchased by Johnson & Johnson Professional, Inc.), in the United States District Court for the District of Connecticut seeking damages for the alleged infringement of its patent (U.S. Pat. No. 4,678,472, the "'472 Patent") by the Company's EVOLUTION(R) Acetabular Cups and Liners, McCutcheon Acetabular Cups and Liners and PERFECTA(R) Acetabular Cups and Liners. Pending the resolution of an interference proceeding in the U.S. Patent and Trademark Office regarding the '472 Patent by British Technology Group Ltd. ("BTG"), such complaint was dismissed without prejudice. In early November 1996, the Company was notified that the interference proceeding was resolved, and that, while the complaint has not been refiled, BTG has offered the Company a license of the '472 Patent and a corresponding reissue patent. The Company has not yet formulated its response to BTG. The Company believes that its has valid defenses to claims of infringement of the '472 Patent and is currently evaluating defenses to the reissue patent

     The Company is not involved in any other pending litigation of a material nature or that would have a material adverse effect on the Company's financial position or results of operations.


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

ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Overview

     Over the first nine months of the year, the orthopaedic market experienced a continuation of the pricing pressures and utilization constraints that have been hallmarks of the managed care revolution. The effect of these pressures on the Company and, management believes, many of its competitors, has been to depress sales growth relative to prior year's performance. While the Company's sales growth has been disappointing during the first three quarters compared to expectations, management is optimistic that a number of Company initiatives, both in new product development and introduction, and in operational efficiencies, are beginning to yield positive results.

     Sales. Total sales for the first three quarters of 1996 were approximately 7.2% below prior year in the first quarter, 0.3% below prior year in the second quarter, and 0.4% above prior year in the third quarter. On a year to date basis, international sales were up approximately 4.0% over prior year reflecting strong sales in France and Japan. Domestic sales were down approximately 4.4% from prior year due primarily to an approximate 4.8% decline in sales of the Company's single largest product line (knees). Although unit sales of knees increased approximately 2.0% over prior year in the first three quarters of 1996, dollar sales declined due to a combination of a shift in the market from more costly porous coated implants to less costly cemented implants (the latter can be priced from 25% to 40% less than the former) and, to a lesser extent, pricing pressures. Management is encouraged by the market reception and growth rates being achieved by a number of the Company's new products including the INTERSEAL(TM) Acetabular Cup, the PERFECTA(R) Hip System, the ADVANCE(TM) Knee System, the WRIGHTLOCK(TM) Spinal System, the QUESTUS(TM) Soft Tissue Anchors, and OSTEOSET(TM), the Company's recently approved calcium sulfate bone void filler, although all of these products start from a small sales base. The
Company has also been working actively to increase the number of its sales representatives both in the U.S. and internationally and to strengthen the quality of its distributor force throughout the world.

     New Products. In 1996, the Company has introduced or will shortly introduce a number of new products not only in its core knee, hip and small joint businesses, but also in spine, arthroscopy, and trauma markets in which the Company previously had no product offerings. In the fourth quarter of 1996, the Company will introduce its VERSALOK(TM) Spinal System, the Company's first offering in the lumbar fusion market, and expects to introduce an anterior cervical plating system by the second quarter of 1997. The Company also expects to introduce a number of new trauma products, including a unique plate for fracture repair and an intermedullary nailing system in the first quarter of 1997. In addition, in the third quarter of 1996, the Company received approval from the U.S. Food and Drug Administration to market its first biological product, OSTEOSET(TM), a calcium sulfate based bone void filler derived from technology obtained by the Company from the Industrial Division of United States Gypsum Company ("USG"), a subsidiary of USG Corporation. In the third quarter of 1996, the Company acquired the bio-materials business of USG, including its proprietary manufacturing processes and patents and entered into a materials supply agreement with that company. Pursuant to one or more initiatives, the Company is also actively developing biological products to repair articular cartilage, ligaments, tendons and for bone regrowth. Pursuant to a joint venture with Tissue Engineering, Inc. ("TEI"), a Boston, Massachusetts based bio-technology company, the Company is involved in developing products with a broad range of musculoskeletal applications, focusing particularly on bioabsorbable bone cements, and ligament and tendon repair products. The Company continues to work with OsteoBiologics, Inc., its San Antonio, Texas based partner in the development of bio-absorbable scaffolds for bone and articular cartilage repair. OsteoBiologics expects to have its first products, an electronic device for mapping the physical characteristics of soft tissues, and a bone repair product, on the market in 1997.

     Expenses. One of the many challenges facing management in 1996 has been how to more appropriately align its resources with its business needs. Commensurate with that challenge, the Company continued to critically review its domestic and international operations, and to make reductions and changes where appropriate. As a result, operating offices in Australia, Brazil, and Hong Kong were closed (providing 1996 year-to-date savings of $1.4 million over 1995). Additionally, expense reductions in domestic operations have resulted in nine month savings (excluding variable costs such as royalties and commissions) of $3.6 million, primarily from headcount reductions, sale of the corporate aircraft, reduced management bonus accruals, reduced legal and other professional fees or services, as well as some expenses incurred in 1995 associated with the integration of Orthomet that did not recur in 1996.

     Inventory. In addition to the Company's focus on expense control and reduction, management has also developed and implemented programs to better manage its investment in inventory.

     During the third quarter of 1996, the Company completed a six-month effort in changing the manner in which instruments are made available to its domestic customers. In the United States, the primary customers for its instruments are the independent distributor networks, who purchase the instruments and in turn provide them to surgeons for use during the implant surgery (a practice common in the industry). In order to encourage an increase in the purchase of instruments (and hopefully corresponding increases in implant sales) and discourage a burgeoning demand for loaned Company instrument kits, effective April 1, 1996 instruments were made available to distributors at dramatically discounted prices. Concurrent with implementing this program, and in anticipation of an increase in sales volume, most of the Company's instruments were reclassified from property, plant and equipment to inventory as product available for sale.

     Additionally, much attention and effort have been focused toward accomplishing a clear and specific 1996 corporate objective of zero growth in inventory. One of the initiatives implemented in this regard was an incentive program designed to effect a one-time return of products from field inventory stock that the Company could then use to fulfill customer demand without replacement. Related to this, the Company has increased the emphasis on its Wright Express(R) program. This program is designed to deliver inventory on a "just-in-time" basis to distributors. As part of this program, implant kits are maintained at the Company and are air-freighted to surgery on an as-needed basis. The utilization of the WRIGHT EXPRESS(R) program has doubled since the beginning of 1996 from approximately 1,400 kit shipments per month to approximately 3,500 shipments per month as of September 1996. This has permitted the Company to reduce inventory in the field, achieve more efficient use of product and to better manage and monitor inventory turnover. As a result of these and other initiatives, and excluding the above mentioned reclass of instruments from property, plant, and equipment, management is confident that it will accomplish its zero growth objective.

     Cash. Primarily as a result of the Company's focus on expenses and inventory, cash used in operations has improved versus 1995. Cash from operations was sufficient to cover substantially all operating requirements for the first nine months of 1996, except interest payments on the Company's senior notes. These interest payments primarily resulted in the $8.8 million increase in short-term borrowings. Management continues to aggressively focus on its cash flows, not only by lowering expenses and controlling inventory, but also by lowering capital expenditures, spending $2.6 million less through September 1996 than in the same period in the prior year.

     Other Initiatives. A number of other accomplishments have occurred in the third quarter of 1996 that management believes will benefit the Company in the future. First, a $25 million revolving credit facility was successfully negotiated with Sanwa

Business Credit Corporation ("Sanwa") at rates more favorable than the facility provided by Heller Financial, Inc. Second, as mentioned above, the Company entered into a joint venture with TEI for the development and distribution of products for musculoskeletal applications, such as collagen-based scaffolds used for ligament and tendon reconstruction, for cartilage regeneration, and for use with calcium sulfate or calcium phosphate as a bone graft substitute. And finally, the Company purchased the bio-materials business from USG. With the acquisition, the Company will continue to purchase the medical grade calcium sulfate raw material (used in its commercial OSTEOSET(TM) product) from USG, but will own the proprietary process, patents and technology necessary to create calcium sulfate products for biomedical applications.

Results of Operations

Sales

     For the three months ended September 30, 1996, the Company's net sales were $29.1 million as compared to $29.0 million for the same period in 1995. Net sales for the nine months ended September 30, 1996 were $91.2 million representing a decrease in sales of $2.4 million compared to the same period in 1995. Although total sales for the third quarter 1996 were essentially flat as compared to third quarter 1995, new product line sales increased compared to prior year sales for the period in ADVANCE(TM) Knee ($0.9 million), trauma ($0.1 million), spine ($0.1 million) and arthroscopy ($0.3 million), offset by sales declines in knees, other than ADVANCE(TM) ($0.6 million) and hips ($0.8 million). For the nine month period ended September 30, 1996, net sales decreased by $2.4 million as compared to the same period in 1995 due mainly to decreases in domestic sales of knees of $4.2 million, hips of $0.4 million and small joint products of $0.5 million, offset by increases in sales of trauma ($0.7 million), spine ($0.1 million), arthroscopy ($0.7 million) and shoulder ($0.1 million). International sales for this same nine month period increased by $0.8 million in 1996 versus 1995 mainly due to knees ($1.3 million) and arthroscopy ($0.2 million) offset by decreases in hips ($0.6 million) and small joint products ($0.2 million).

Selling

     Selling expenses for the three months ended September 30, 1996 were $11.2 million, or $0.2 million higher than the same period in 1995. This increase is primarily due to higher commissions and royalties by $0.2 million in the third quarter of 1996 as compared to 1995.

     For the nine month period, 1996 selling expenses were $33.5 million, or $0.3 million higher when compared to the same period in 1995. Commissions increased ($1.0 million) due mainly to higher guarantees and incentives exceeding those paid in the first nine months of 1995 by $0.9 million and royalties increased ($0.3 million) due to payments on sales of small joint products offset by lower spending in 1996 versus 1995 in the areas of U.S. sales and marketing ($0.1 million) and international sales and marketing ($0.9 million) due to personnel changes at the Company's headquarters and the transition, in France, to a non-employee sales force.

Cost of Sales

     Cost of sales for the three months and nine months ended September 30, 1996, increased $3.7 million and $7.2 million respectively, over the same periods in the prior year. For the three month period the higher cost of sales in 1996 was due to the accelerated write-off of instruments of $1.2 million, which resulted from the Company's revised instrument program designed to give the Company's independent distributors better access to these instruments (see "Overview - Inventory" above), increased manufacturing variance charged to cost of sales of $0.6 million, a reduction of the sales return reserve of $0.5 million in 1996, and an increase of $0.9 million in standard cost of sales due largely to knee sales (primarily due to higher unit sales periodover-period).

     For the nine month period, 1996 cost of sales increased compared to the same period in the prior year due to accelerated instrument write-off ($2.9 million), increased manufacturing variance charged to cost of sales ($1.9 million), decreased sales return reserve ($0.5 million), scrap ($0.4 million), a higher level of sales of fully reserved products in 1995 resulting in the reversal of inventory reserves ($0.9 million), and France increased amortization of standards change ($0.7).

General and Administrative

     General and administrative expenses for the three months ended September 30, 1996, decreased $0.9 million, or approximately 15.6%, from the same period in 1995. For the nine months ended September 30, 1996, general and administrative expenses decreased $4.7 million, or approximately 24.0%. The decrease in the 1996 third quarter expenses as compared to 1995 was attributable to lower management bonus accruals ($0.2 million), reduced legal expenses associated with litigation and patent applications ($0.1 million), decreased travel expenses ($0.6 million), and lower international administrative expenses ($0.1 million) offset by higher spending in the Managed Care division ($0.2 million). The nine month decrease of $4.7 million was due primarily to decreased travel expenses ($1.8 million) principally due to the sale of the Company jet, lower management bonus accruals ($0.9 million), lower intangible amortization expense ($0.7 million), lower salaries ($0.2), lower advertising ($0.1), lower insurance costs ($0.3 million), reduced international administrative expenses ($0.5 million) due mainly to the shut down of offices in Australia, Brazil and Hong Kong, lower outside services ($0.2 million), lower professional fees ($0.3 million), and reduced legal expenses ($0.5 million) offset by higher spending in Managed Care ($1.1 million) due to a full nine months of ongoing operations in 1996 compared to the Company's late 1995 establishment of a Managed Care effort.

Research and Development

     Research and development expenses of $3.3 million for the third quarter of 1996 remained flat compared to the third quarter of 1995. For the nine months ended September 30, 1996, expenses were $9.6 million compared to $9.4 million in 1995. The increase of $0.2 million for the nine months ended September 30, 1996 versus prior year was due to higher expenditures on research grants and development efforts for a new hip prosthesis in France.

Other

     Equity in loss of investment represents the Company's 50% share of the expenses incurred related to the joint venture with TEI discussed previously in "Overview - New Products".

     Other (income) expense for the three and nine month period ended September 30, 1996, increased $0.2 million and decreased $0.4 million, respectively, versus the same periods in 1995. The $0.2 million increase in the third quarter was due primarily to equipment disposals in the United States. The $0.4 million yearover-year decrease was due to the sale of the Company jet earlier in 1996 which offset the higher third quarter spending.

     Interest expense remained relatively flat for the nine months ended September 30, 1996 when compared to the same period in the prior year. For the third quarter of 1996 interest expense decreased by $0.2 million due to lower borrowings on the Company's revolving line of credit in 1996.

     For the three and nine month  periods ended  September  30, 1996,  earnings
before  interest,  taxes,   depreciation,   amortization,   and  other  non-cash
transactions ("EBITDA") is detailed in the table below.


                                                               Three Months                   Nine Months
                                                                   Ended                         Ended
                                                               Sept 30,1996                  Sept 30,1996
                                                            -------------------         ---------------------
Operating Income                                            $           (2,081)         $                566
Depreciation & Instrument Amort.                                         2,851                         7,747
Instrument Reserves                                                      1,225                         2,161
Intangibles Amortization                                                   709                         2,159
Amortization of Other Assets                                                91                           274
Other Non-Cash Transactions                                                613                           734
                                                            -------------------         ---------------------
EBITDA                                                      $            3,408          $             13,641
                                                            ===================         =====================

Liquidity and Capital Resources

     Since the DCW Acquisition, the Company's strategy has been to position itself for the future through new product development and acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial need for working capital has been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance of Series C Preferred Stock to the Princes Gate purchasers in September of 1995 ($35 million) (see Note 8 of the Company's 1995 annual report on Form 10-K), and through borrowings on the Company's revolving line of credit.

     The Company had available to it a $30 million revolving line of credit under the Heller Agreement that expired in September, 1996. The Company's projected cash flow requirements for 1996 due to continued growth, indicated that a similar revolving credit agreement was needed to fund the working capital needs of the Company going forward. Management negotiated with several financial institutions and on September 13, 1996 finalized and closed an agreement for a loan and security agreement with Sanwa Business Credit Corporation for a $25 million revolving line of credit which expires in September, 1999. As of September 30, 1996 this agreement provided an eligible borrowing base of $21.4 million. As of November 1, 1996, the Company had drawn $12.6 million under this agreement. During the first nine months of

1996, borrowings under the Heller and Sanwa Agreements averaged $12.6 million with a maximum amount borrowed of $16.1 million, as compared to the first nine months of 1995 when borrowing reached a high of $29.0 million.

     The Company's capitalization includes senior debt securities of $84.4 million and various series of preferred stock with an aggregate liquidation value of $112.8 million at September 30, 1996. These securities currently bear interest or dividend rates ranging from 10 3/4% to 12.1% and, in certain circumstances, these rates can increase to 21.4%. As a result of the Company's obligations to establish a sinking fund for its senior debt securities beginning in July 1998 and its obligation to issue additional warrants to acquire common stock in the event that the Series C Preferred Stock is not redeemed or there has not otherwise been a qualified initial public offering on or before March 1999, the management believes that the Company will be required to effect an initial public offering of its common stock or some other form of a recapitalization plan to satisfy these future obligations. There can be no assurance that the Company will be able to effect such an offering or recapitalization on favorable terms, if at all.

     At September 30, 1996, the Company had approximately $1.3 million in outstanding capital commitments, of its total 1996 budgeted expenditures of approximately $3.4 million for the purchase of machinery and related capital equipment.

     As of September 30, 1996, the Company had net working capital of $51.6 million, compared with $45.2 million as of December 31, 1995. This $6.4 million increase in working capital is primarily due to the $7.9 million of surgical instruments in the 1995 property, plant and equipment balance being reclassed to inventory, offset primarily by the $1.0 million short-term receivable that was reclassed to property, plant and equipment due to the repurchase of distributor instruments.

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

                None


ITEM 5.         OTHER INFORMATION.

                None


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                A)    See Exhibit Index at page 20.
                B) Report on Form 8-K: Form 8-K, Item 5, plus exhibits dated September 13, 1996, regarding the Company's replacement of the revolving Credit Agreement between Heller Financial, Inc. and the Company with a Loan and Security Agreement with Sanwa Business Credit Corporation, was filed on September 27, 1996.

                                 SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 13, 1996             /s/Richard D. Nikolaev
                                      Richard D. Nikolaev
                                      President and Chief Executive Officer




Date:   November 13, 1996             /s/George G. Griffin
                                      George G. Griffin
                                      Executive Vice President and
                                      Chief Financial Officer

                                                  Exhibit Index



      EXHIBIT
       NUMBER         DESCRIPTION OF EXHIBIT                                                            PAGE
        11.1          Statement regarding Computation of Earnings
                      Per Share                                                                             21
        12.1          Statement regarding Computation of Ratio of
                      Earnings to Fixed Charges and Preferred
                      Dividends                                                                             22
        27.1          Financial Data Schedule                                                               23


                                                                   Page 20 of 23