Form 10-K
period 1996-12-31
WRIGHT MEDICAL TECHNOLOGY INC
filed 1997-03-26
CIK 912560

.                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-K
(Mark One)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    X   EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 December 31, 1996

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to

                  Commission file number      33-69286

                    WRIGHT MEDICAL TECHNOLOGY, INC.
        (Exact name of registrant as specified in its charter)

                Delaware                               62-1532765
    (State or other jurisdiction                   (I.R.S. employer
     of incorporation or organization)              identification no.)

 5677 Airline Road, Arlington, Tennessee              38002
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code       (901) 867-9971

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The registrant has no publicly traded equity securities, no market quotations are available and accordingly, information is not provided with respect to the aggregate market value of voting stock held by non-affiliates of the registrant.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 18, 1997 the registrant had 9,199,025 shares outstanding of Class A Common Stock, $0.001 par value per share.

              DOCUMENTS INCORPORATED BY REFERENCE.  None

                                                     TABLE OF CONTENTS
                                                                           Page

PART I
         Item 1.           Business
                                    Overview..................................3
                                    Market Overview...........................4
                                    Principal Products........................6
                                    Biologic Product Opportunities...........10
                                    Marketing and Distribution...............12
                                    Competition..............................13
                                    Manufacturing and Quality Control........14
                                    Government Regulations...................14
                                    Research and Product Development.........16
                                    Principal Customers......................17
                                    Raw Materials............................18
                                    Environmental............................18
                                    Insurance................................18
                                    Patents and Trademarks...................19
                                    Royalty and Other Payments...............19
                                    Seasonality..............................19
                                    Employees................................19
         Item 2.           Properties........................................19
         Item 3.           Legal Proceedings.................................20
         Item 4.           Submission of Matters to a Vote of Security
                           Holders...........................................21

PART II
         Item 5.           Market for Registrant's Common Equity and Related
                           Stockholder Matters...............................22
         Item 6.           Selected Financial Data...........................23
         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............24
         Item 8.           Financial Statements and Supplementary Data.......31
         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure...............31
PART III
         Item 10.          Directors and Executive Officers of the
                           Registrant........................................32
         Item 11.          Executive Compensation............................35
         Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management ...................................41
         Item 13.          Certain Relationships and Related Transactions....44

PART IV
         Item 14.          Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K...............................48

                                                         PART I.


ITEM 1.           BUSINESS.

Overview

         Wright Medical Technology, Inc., a Delaware corporation (collectively with its subsidiaries, the "Company") is a designer, manufacturer and worldwide distributor of orthopaedic implant devices and instrumentation for reconstruction and fixation. Reconstructive devices are for joint arthroplasty that involve the replacement with mechanical substitutes of impaired skeletal joints such as knees, hips, shoulders, and the small joints of the elbow, hands and feet. The Company also offers devices for 1) fracture fixation due to trauma
2) arthroscopic surgery of the knee, shoulder and extremities, and 3) the spine to aid in correction of deformity and instability. In addition, the Company is developing a wide range of new biological products that are designed to solve orthopaedic problems by, in some cases, delaying or obviating the need for traditional orthopaedic solutions. The Company's business strategy is to design and develop unique and innovative products to solve clinical orthopaedic problems. The Company was founded to acquire, in July 1993, substantially all the assets of the large joint orthopaedic implant business of Dow Corning Wright Corporation, a subsidiary of Dow Corning Corporation (collectively "DCW")(the "Acquisition").

         In furtherance of its commitment to find innovative solutions to orthopaedic problems, the Company 1) entered into a joint venture agreement in mid 1996 with Tissue Engineering, Inc. ("TE Inc.") a Boston, Massachusetts
company that develops collagen-based scaffolds for ligament and tendon reconstruction and other orthopaedic applications and 2) purchased the biomaterials business of the Industrial Division of United States Gypsum Company ("USG"), a subsidiary of USG Corporation, which had manufactured and licensed to the Company its OSTEOSET(TM) medical grade calcium sulfate product. With OSTEOSET(TM) bone void filler now approved by the U. S. Food and Drug Administration ("FDA"), the Company can offer the medical community a specially formulated medical grade calcium sulfate, that surgeons may use to treat defects in long bones caused by surgery, tumors, trauma, implant revisions and infections without questions of biological transfer of viruses and diseases. Biological skeletal repair is a new area of orthopaedics that offers the possibility of novel treatments for musculoskeletal injuries and defects using the body's own healing responses.

         The Company's headquarters, manufacturing and distribution facilities are located in Arlington, Tennessee. Products are distributed throughout the world through a combination of distributors and wholly owned subsidiaries. Principal markets include the United States, Canada, Japan, France, and Australia.

         Unless the context otherwise requires, the term "Company" as used herein refers to Wright Medical Technology, Inc. and its subsidiaries.

         Throughout this document, products are discussed that are currently under development or, for which clearance by the FDA (or applicable foreign regulatory clearance) has not been received. The Company can give no assurance that any of these products will in fact be successfully developed, that the necessary FDA or foreign approvals will be received or that, if developed and approved, a market for these products will exist.

         This document contains forecasts and projections that are forward-looking statements and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company. Actual future results and trends may differ materially depending on a variety of factors, including competition in the marketplace, demographic trends, product research and development, and other factors. Results of operations in the industry generally show a seasonal pattern, as customers reduce shipments during the warm weather months.


Market Overview

         Demographic Trends. The United States population over 65 years of age continues to grow as a percentage of the total population. The aging of the population is significant in that approximately 70% of all joint implants are for patients over 65 years of age. Osteoarthritis (degenerative joint disease) affects over 15 million people in the United States and is the primary indication for orthopaedic implants. Management believes that as the population ages, the incidence of osteoarthritis and other ailments will increase and, as a consequence, the demand for orthopaedic implants and new solutions for medical problems requiring orthopaedic applications should rise. The incidence of rheumatoid arthritis, another major disease leading to the need for implants that currently affects over two million people, may also increase with the aging of the population. Management believes that another factor affecting growth of implant use is the increasingly active lifestyle of many older Americans. A more active lifestyle not only accelerates the joint degeneration process, but also increases the expectations that people have of their bodies. Joint degeneration leads to pain and decreased mobility, while active lifestyles also may result in more sports-related traumatic injuries. As a result, the Company believes that the need for new and innovative orthopaedic solutions will continue to grow.

         Large Joint Orthopaedic Implant Market. Since its introduction in the early 1960's, total large joint replacement (knees, hips and shoulders) utilizing orthopaedic implants has grown rapidly to become the largest segment of the global orthopaedic implant market. Over the last ten years, the number of total joint procedures performed to replace arthritic or damaged joints has increased steadily. As a result of managed care, the industry has experienced pricing pressures over the past few years which has stabilized or reduced the average price of an implant per procedure. Nevertheless, the Company believes that the number of knee and hip replacement procedures performed in the United States will continue to increase. Management expects that revision procedures, in which new implants replace existing knee and hip implants, will contribute to future industry growth. Management believes that the Company is well positioned in the expanding primary and revision knee markets with its ADVANTIM(R) Knee System, AXIOM(R) Knee System and its new ADVANCE(TM) Knee System. While the market for hip procedures is growing at a smaller rate, management believes the Company is positioned to increase market share in that segment especially with its PERFECTA(R) Hip System acquired in the acquisition of Orthomet, Inc. ("Orthomet") and with its new product offerings for surface replacement and alternative bearing surfaces such as metal-on-metal and ceramic-on-ceramic.

         Small Joint Orthopaedic Implant Market. The small joint orthopaedic implant market includes implants for hands, feet, elbow, and wrists. The Company believes that the annual number of finger and toe joints implanted in the United States dropped significantly in 1993 (at the height of market concerns related to silicone products), but has subsequently rebounded. Sales and marketing of small joint implants involves targeted efforts to specific groups of physicians. Approximately 1,000 orthopaedic hand specialists and 600 plastic surgeons employ hand and wrist implants and approximately 500 orthopaedic foot specialists and 7,000 podiatric surgeons perform foot procedures. The Company anticipates that the market for small joint orthopaedic implants will grow in the near term as the elderly population continues to grow.

         Trauma. Devices for trauma applications are one of the largest segments of the orthopaedic market. Current market estimates place domestic revenue for 1996 in excess of $711 million. Management believes that a number of its fracture fixation products, such as the CONCISE(TM) Compression Hip Screw System, the Medoff Sliding Plate, the TYLOK(TM) High Tension Cerclage Cabling System and the CANNULATED PLUS(TM) Screw System, are innovative and will enable the Company to gain market share in one of orthopaedics' most stable markets. In addition, the Company has plans to introduce in 1997 its innovative and patented Magellan(TM) Intramedullary Nailing System which will provide access to the lucrative long bone trauma fixation market, and an external fixation system.

         Arthroscopy. The desire for less invasive surgical procedures that results in shortened hospital stays, quicker recovery times, and less patient discomfort has also resulted in arthroscopic procedures becoming one of the fastest growing segments of the orthopaedic market. The current arthroscopy market in the United States is estimated to be in excess of $131 million with a growth rate of approximately 8% over prior year. Today's typical arthroscopy procedure requires minimal operating room time and little or no hospitalization, with approximately 65 percent of such procedures occurring outside the hospital setting. As a result, third party payors, patients and their physicians have embraced the use of minimally invasive procedures with significant growth expected to continue. The Company's introduction into this market came in 1995 with the sale of the QUESTUS(TM) LEADING EDGE(TM) Sheathed Knives and Grasper Cutter, and its patented ANCHORLOK(TM) soft tissue anchor. In addition, the Company is developing what it believes will be a novel system of instrumentation for repair of the anterior cruciate ligament, the injury which is the most common orthopaedic injury in younger patients.

         Spine. Current estimates are that approximately 80% of the population will experience back pain at some point in their adult lives. Back pain is the second most frequent reason that people visit their physician and is the leading cause of missed work days. Although a majority of patients are treated with a combination of non-surgical treatments, over 700,000 surgical back procedures are performed in the U.S. each year. In 1996, this market grew approximately 20% over prior year. Historically, the spinal implant market has increased at approximately 15% since the late 1980's making it one of the highest growth areas in orthopaedics. With the introduction in late 1995 of the WRIGHTLOCK(TM) posterior fixation system and introduction of the VERSALOK(TM) low back system, currently underway, the Company believes it has a superior system for correcting scoliosis and certain types of spinal instability. The Company expects to introduce an innovative anterior cervical plating system later in 1997.

Principal Products

         The  Company's   revenues  are  derived  primarily  from  the  sale  of
orthopaedic implant devices for reconstruction and fixation.

Reconstructive Knee Products

         The Company currently markets several reconstructive knee systems including the AXIOM(TM) Total Knee System (the "Axiom Knee"), the ADVANTIM(R) Total Knee System (the "Advantim Knee"), and the ADVANCE(TM) Total Knee System (the "ADVANCE Knee"). Each of these systems is designed to duplicate the anatomical function of the patient's knee, thereby improving its range of motion and stability. In a typical knee replacement, the surgeon may replace the articulating surfaces of the knee: the knee cap (patella), top of the shin bone (tibia) and bottom of the thigh bone (femur). In a total knee replacement the surgeon can choose to leave the posterior cruciate ligament intact (necessitating a PCL sparing knee component) or remove that ligament (necessitating a posterior stabilized knee component).

         In early 1995, the Company entered into a product licensing agreement with the Hospital for Special Surgery ("HSS") to develop a new standard for primary posterior stabilized total knee arthroplasty. With over 20 years experience in designing total knee replacements, the HSS team of surgeons and engineers working with the Company developed the ADVANCE Knee. The design reduces stress and enhances implant survivorship while still maintaining rotational freedom. Further, the biomechanics of the ADVANCE Knee design allow for a greater range of motion than traditional posterior stabilized knees. There are many key design advantages. The Company believes that the ADVANCE Knee is one of the most advanced posterior stabilized knee systems on the market. The Company anticipates introducing the PCL sparing components of the ADVANCE Knee in late 1997.

         Since its formation, the Company has been committed to ultrahigh molecular weight polyethylene research and development. As a result, the Company developed DURAMER(TM) EtO Sterilized polyethylene which eliminates the incidence of gamma-induced oxidation and associated poly wear in the joint. There are essentially no levels of EtO left in the Company's products after sterilization. Products are aerated until the EtO is dissipated and any amounts remaining are at least ten times lower than what is considered safe by the FDA.

         The Company's primary knee product is the Advantim Knee, designed to address the needs of the high demand patient. It has almost 15 years of clinical success.

Reconstructive Hip Products

         The Company currently markets a wide choice of hip products including those with brand names of PERFECTA(R), EXTEND(TM), INFINITY(R), NEXUS(R) II, BRIDGE(R), and the INTERSEAL(R) Acetabular System. These systems are designed to replace the natural hip joint. The Company's hip implants consist of the same basic parts as the natural hip, including a femoral stem inserted into the femur (thigh bone) with a spherical femoral head (ball) and an acetabular cup (socket) on which the femoral head articulates. The Company's hip systems include several different femoral stem designs and several acetabular cup designs. Each design is produced in a variety of sizes for either low- demand or high-demand patients. Surgeons have the option of interchanging stem, head and acetabular cup designs to meet their own preferences and individual patient requirements. The Company also has products to address hemi-arthroplasties where only the femoral component of the hip is replaced. The femoral stems currently marketed by the Company are made of a titanium or cobalt chrome alloy. Acetabular cups are comprised of ultra high molecular weight polyethylene available with or without a metal backed shell with different surfaces to enhance fixation to the pelvis.

         The  Company's  femoral  stems are  offered in a variety  of  geometric designs and in smooth, porous-coated and textured surfaces including hydroxylapatite. These products allow for bone on-growth, bone in-growth, press-fit or cemented applications.

         The INTERSEAL(R) Acetabular Cup is a system of titanium porous-coated metal shells and modular liners providing the surgeon with extensive intraoperative flexibility. This product was introduced in 1995 and continues to do well. The hemispherical design provides rigid fixation at the rim with a secure lock at the shell/liner interface. An apical hole in the shell allows the surgeon to confirm that the shell is bottomed out in the pelvis, and a plug seals the hole from the invasion of particulate. The system also features a quadrant style shell featuring optional screw fixation and lateralized liners for revision cases. In 1996 a multiple hole cup for difficult revision cases and liners with additional inner-diameter choices were commercialized. The Company believes that the superior characteristics of the INTERSEAL(R) System will also benefit the sales of its existing and newly released hip stems.

         The S.O.S.(TM), or Segmented Orthopaedic System, was created to offer limb salvage to the patient who suffers bone loss due to cancer, trauma or failed implants. The Company believes that the present system, which consists of the Proximal Femur System and the Distal Femur System, is the only FDA cleared product of its kind on the market. The Company is in the process of expanding this system to include a proximal tibia, total femur and total humerus.

         The Company has also developed three new innovative hip designs which it plans to commercialize in 1997 under various FDA approval processes. First, the CONSERVE(TM) Hip System is a product developed to replace only the surface of the femoral head thereby obviating the need for a full femoral stem prosthesis which requires the removal of a great deal of the patient's healthy bone. Second, the Company has developed the TRANSCEND(TM) metal-on- metal and ceramic-on-ceramic articulating surface systems (both products are awaiting FDA approvals which may require clinical studies). The Company believes that these systems, which eliminate the use of a polyethylene bearing surface in the acetabular component, will provide advantages over conventional hip systems due to anticipated reductions in wear debris.

         These product lines should place the Company in an excellent position to sustain rapid growth in primary and revision hip surgery, as well as limb salvage cases. The products allow the orthopaedic surgeon a wide range of material and design choices to solve the varied medical problems of individual patients.

         Small Joint and Upper Extremity Products. Small joint orthopaedic implants have a long clinical history and over one million devices have been implanted during their 25-year history. Many of the Company's small joint orthopaedic implants were developed initially and patented by surgeon- inventor Dr. Alfred Swanson. The Company has the exclusive rights to use the surgeon's name and patents.

         Most of the small joint orthopaedic implants being distributed by the Company are manufactured using solid silicone elastomers (known for their fatigue strength, tear-resistance and biocompatibility), and titanium that is used to manufacture protective sleeves (grommets) for some of these implants. The balance of such small joint orthopaedic implants are manufactured primarily from titanium and are commonly used in more active patients. Key small joint products include:

         Hand Implants. Flexible one-piece hand implants are designed to help restore function to damaged or diseased small joints within the hand. Key hand implants include the Swanson Flexible Hinge Finger Joint with grommets, the Swanson Titanium Basal Thumb Implant and the Swanson Trapezium Implant.

         Wrist Implants. Wrist implants are designed to restore the anatomical relationship of the joint connecting the wrist and the hand. Wrist implants include the Swanson Wrist Joint Implant with grommets, the Titanium Lunate Implant and the Titanium Scaphoid Implant.

         Foot Implants. Foot implants are designed to replace damaged or diseased small joints found within the foot. Principal products include the Swanson Titanium Great Toe Implant, the Hammertoe Implant, the Swanson Flexible Hinge Toe Implant with grommets and the Smith STA-Peg.

         Elbow Implants. The Company recently introduced the Sorbie- Questor(R) Total Elbow System. The elbow's design promotes accurate joint tracking, proportionate distribution of load forces between the humerus, ulna and radius and the replication of the elbow's natural anatomic structure. The unique instrumentation enhances results. This device was developed in cooperation with Charles Sorbie, M.D., a well-known Canadian orthopaedic surgeon and inventor.

         The Company also introduced the Swanson Titanium Radial Head implant, an alternative to its silicone elastomer radial head implant. The implant is manufactured from commercially pure titanium that features nitrogen ion implantation for increased surface hardness. The overall profile of the implant head is unchanged from the silicone radial head implant design.

         Shoulder Implants. Shoulder implants are designed to replace the articulating surfaces of the shoulder joint damaged principally as a result of osteoarthritis and trauma. The Company distributes the Neer II and Modular shoulder prostheses manufactured by the 3M Corporation.

         Trauma. Trauma implants encompass a wide variety of screws, plates, rods, wires, cables and pins all utilized to fix or support bone that has been fractured due to accidental or surgically induced trauma. These devices serve to orient and stabilize bone until healing can occur. The CONCISE(TM) Compression Hip Screw System and the companion Medoff Sliding Plate enable the orthopaedic surgeon to treat most types of proximal and supracondylar femoral fractures. The TYLOK(TM) High Tension Cerclage Cabling System is used for fixation and stabilization of long bone fractures and offers distinct advantages over the competitive devices. The stainless steel CANNULATED PLUS(TM) Screw System is used for stabilization of fracture fragments. The Company expects to introduce in the third quarter of 1997, the first components (a femoral nail) of its Magellan(TM) Intramedullary Nailing System, a unique modular nailing system which allows for significant inventory reduction compared to other nailing systems and a unique targeting device for placement of distal screws which obviates the need for extended x-ray exposure for both physician and patient in locating the distal screw holes in the nail.

         Arthroscopy. Arthroscopic products are a combination of both implants and instrumentation that are utilized through small incisions in conjunction with visualization (miniature cameras) to repair damaged muscles, tendons, ligaments or other connective or joint tissues. The Company does not offer and has no plans to offer the cameras and visualization systems that are routinely used in arthroscopic procedures. Rather, it has determined to concentrate on a limited line of innovative instrumentation to address problems in arthroscopy. The Company entered the arthroscopy market in 1995 and has since introduced several new products. The QUESTUS(TM) LEADING EDGE(TM) Sheathed Knives including the unique Grasper Cutter Knife, are a system of disposable sheathed knives that allow precise resection of damaged tissues while greatly reducing the chance for injury to normal structures.

         The ANCHORLOK(TM) Soft Tissue Anchors are used in a variety of joints for reattaching ligaments and tendons (or other soft tissue) to bone where tearing or separation has occurred. The Company's anchors have a patented self-tapping thread, superior holding strength and can be removed easily giving the surgeon more surgical options. The Company plans to introduce in 1997 the ANCHORLOK(TM) RL Soft Tissue Anchor, a lower cost version of the device which is not prethreaded with sutures.

         The Company will also commence clinical evaluation in 1997 of a unique instrumentation system for repair of the anterior cruciate ligament damage for which is the most common orthopaedic injury to younger patients.

         Spine. The Company entered the spine instrumentation market in 1995 with the domestic and international introduction of the WRIGHTLOCK(TM) posterior fixation system. The patented system, under license from Zimmer, Inc., is indicated for scoliosis and spinal instability, and is based on a high strength, stainless steel rod technology with Morse-taper locking mechanisms that provide a low-profile system. The profile (i.e. the height of the implant) can be important in the scoliosis market that principally affects teenaged and preteenaged girls.

         The Company has also received FDA clearance for its VERSALOK(TM) low back fixation system and began marketing the product on a limited basis. Working with a select group of spine surgeons, including innovators such as John R. Johnson, M.D. and David Selby, M.D., the Company developed this surgeon friendly low back fixation system that features a revolutionary polyaxial screw with a locking design with no set screws and no locking nuts. The Company plans a full introduction of its VERSALOK(TM) low back fixation system in 1997.

         In late 1996 the Company entered into an exclusive  agreement with Gary
K. Michelson, M.D. to develop an anterior cervical plating system. Michelson, an innovative spinal surgeon and inventor, is well known as a developer of many successful spine products. Michelson's plates, used to help fuse the cervical vertebrae, are designed to be more anatomically correct than current plate options. The system will utilize self tapping screws, eliminating the need for drilling or tapping. The Company plans to commercially introduce the Michelson plating system, pending FDA clearance, in 1997 - entering the Company into an $87 million dollar worldwide cervical spine plate market.


Biologic Product Opportunities

         Because the Company's business strategy is to identify and develop unique solutions to orthopaedic problems, the Company continues to spend substantial resources in the development of biologic products.

         Calcium Sulfate Bone Void Filler. In late 1996 the Company acquired the biomaterials business of USG. The business includes patents, technologies and proprietary processes related to the use of medical grade calcium sulfate (gypsum) in the human body. Prior to the acquisition, the Company worked closely with USG as a licensee and exclusive orthopaedic distributor of their bioresorbable calcium sulfate materials. Under the terms of the acquisition, the Company will continue to purchase the medical grade calcium sulfate raw material from USG, but will now own the proprietary process and technology necessary to create calcium sulfate products for biomedical applications. USG spent twelve years researching and developing gypsum opportunities in the biomedical market. While they are a world leader in the gypsum industry, the Company believes it has better capabilities to fully commercialize this unique technology for biomedical applications. The Company recently received FDA clearance to begin selling OSTEOSET(TM) bone void filler, its first calcium sulfate-based product.

         OSTEOSET(TM) is the Company's first entry into the bone graft market, which is approaching one-half billion dollars annually. The Company plans to offer other biological skeletal repair products in the near future. OSTEOSET(TM) is currently offered in an "off the shelf" sterile pellet form.

Other configurations are currently under development and should soon be available to the market.

         Bone is the second most implanted material in the body (after blood transfusions) and more than 300,000 bone graft procedures are completed annually in the United States. Bone grafts are used to repair bone defects caused by surgery, tumors, trauma, implant revisions and infections, and also for joint fusion.

         The preferred method of treating bone voids involves the use of any autologous graft, in which bone is taken directly from the patient. This graft usually achieves good results, yet often requires a second surgery site to retrieve the graft. This second harvesting site is not only costly and time consuming, but can also be more painful to the patient than the primary procedure.

         Currently, the second most common bone graft alternative is an allograft from a human bone bank which generally achieves favorable results. This tissue has limited applications because of availability and, unless it is demineralized, it does little to induce new bone growth. The possibility of viral disease transmission is also a concern even though the risk has been reduced by sophisticated testing.

         The third alternative for a bone graft procedure is the use of artificial substitutes. The two types of substitutes currently on the U.S. market are a coral-based product and a bovine collagen-based product. These substitutes provide a matrix in which bone can grow, but these types of implants may remain unchanged within the patient's body for an extended period of time and in some cases may result in tissue irritation.

         Compared to the current alternatives, OSTEOSET(TM) products provide an ideal bone void filler for many bone grafting procedures because they are biocompatible and bioresorbable. As a bioresorbable material, the body will resorb this natural substance and will do so at a rate comparable to the patient's new bone growth, which takes an average of four to eight weeks. OSTEOSET(TM) material has also been shown to have osteoconductive properties. This means that this material allows or encourages cells to generate bone in and on its surfaces, thus furthering the effectiveness of this material as a bone void filler. Another benefit is that the pellets can be seen on the x-ray and become their own radiographic marker to follow the course of resorption and replacement of the graft by new bone.

         The properties of OSTEOSET(TM) bone void filler make it attractive for use in children and for infected sites. Because children do not have as much available bone stock as adults, the surgeon may not be able to harvest enough bone from the child and may need to add a substitute. Medical grade calcium sulfate pellets are ideal for this purpose. Patients who have bone infections will also benefit from OSTEOSET(TM)'s ability to be resorbed by the body. Other bone graft substitutes which remain in the body for an extended period may serve as agents or hosts to prolong the infection. Since OSTEOSET(TM) pellets totally resorb in four to eight weeks post-operation, there is nothing on which the infectious agents may reside or bind.

         The Company is also developing additional applications for its OSTEOSET(TM) products. Pending longer-term FDA approvals and approval in foreign countries, OSTEOSET(TM) products may be mixed prior to implantation with the appropriate drugs (which would then be delivered locally as the product resorbs) such as antibiotics to be used to treat deep bone infections (osteomyelitis), anti-neoplastic drugs to treat bone tumors or simply to deliver medication to control pain. Presently, bone infections are treated by mixing antibiotics with beads of polymethylmethacrylate bone cement that are then implanted inside the bone at the site of the bone infection. This is not an ideal treatment method, both because the bone cement ceases to release antibiotics in therapeutic doses within 72 hours after implantation (whereas treatment of a bone infection often requires six or more weeks of antibiotic treatment), and because the bone cement must eventually be removed from the infection site. The Company's research has shown that the calcium sulfate beads, impregnated with antibiotics, release the antibiotics over a multi-week period, in steady therapeutic doses, while the calcium sulfate is resorbed.

         OsteoBiologics Implants. OsteoBiologics, Inc., a San Antonio, Texas based company in which the Company has an ownership interest as well as distribution rights to certain orthopaedic products, is developing a series of bioabsorbable, polylactate and polyglycolic acid implants that, pending FDA approvals, may be effective in a variety of uses including: as a bone growth stimulant to aid spinal fusion; as a bone void filler; as a method to induce the repair of articular cartilage defects (both focal defects and for resurfacing) by growing articular cartilage in vivo; as a treatment for delayed unions and non-unions in fractures; and the repair of bone voids resulting from tumor and cyst removal and from thinning bone. OsteoBiologics intends to seek regulatory approval for its first commercial products, the bone void fillers, in 1997. OsteoBiologics also has a unique patented electronic instrument for measuring the physical characteristics of soft tissue such as cartilage which employees a reusable, sterilizable electronic hand piece and disposable probes. This product is expected to be available for commercial distribution by the Company late in 1997.

         Collagen based Tissue Engineering. The Company entered into a joint venture agreement in mid 1996 with Tissue Engineering, Inc. ("TE Inc.") a Boston, Massachusetts company that develops collagen-based scaffolds used for ligament and tendon reconstruction and for cartilage regeneration. The Company is also developing a calcium phosphate based bone cement which offers great strength for fracture fixation and anchoring certain implants. The joint venture company, Orthopaedic Tissue Technology, L.L.C., a Delaware limited liability company, will develop and distribute biological products for musculoskeletal applications. The initial technology is designed to reproduce the events of tissue formation. Applications will include the treatment of medical conditions involving disease, injury or deterioration of ligaments, tendons, cartilage or bone and sports related injuries. Bioskeletal repair is a new segment of orthopaedics that offers less invasive treatments for musculoskeletal injuries and defects. Orthopaedic Tissue Technology expects to begin trials of its first products, a biologically engineered ligament and a resorbable bone cement, in 1997.

Marketing and Distribution

         Overview and U.S. Marketing and Distribution. The Company markets its products in the United States through a network of 188 sales personnel, including 47 distributors (the "Distributors") and 141 commissioned sales representatives (collectively, the "Sales Organization"), serving every state in the country. The Distributors, who are mostly independent contractors, and the sales representatives sell the Company's orthopaedic implants at commission rates that the Company believes are competitive with those paid by other orthopaedic manufacturers.

         In early 1997, the Company purchased the assets of one of its distributors, Outcome Medical, Inc., and its related companies ("OMI"). Those related companies included two of the largest distributors of spinal devices for one of the Company's competitors in the spinal device market, Sofamor-Danek. The Company agreed to pay OMI for its assets over a three year period based in part, and contingent upon, the achievement of certain sales goals in the territory. In addition, the Company contracted with all of OMI's salespeople and has provided them with guaranteed commissions based upon sales goals. The Company believes that this transaction will give further support to the Company's expected growth in sales of its spinal devices.

         Management believes that the Distributors and their surgeon relationships are a critical component of the Company's success. For distribution purposes, the Company divides the domestic market geographically into 46 territories, each of which is controlled by a Distributor or Distributors authorized to sell the Company's products.

         The success of these sales professionals depends primarily upon high-quality service levels, technical proficiency and strong surgeon relationships. As such, the Company's Sales Organization undergoes significant product and sales training with courses conducted throughout the year.

         The  Company  historically  has focused  its  marketing  efforts in the
United  States,   with  approximately  75%  of  the  Company's  revenue  derived domestically over the past three years.

         International Marketing and Distribution. The Company's international sales revenue represented approximately 25% of the Company's overall sales for 1996. Management intends to continue to expand its international distribution and marketing capabilities. The Company's international marketing and distribution is accomplished primarily through independent distributors engaged in distribution in Japan, South and Central America, Australia, Europe and Asia, with the Company distributing products in France and Canada through wholly owned subsidiaries. Depending on the market size and conditions, the foreign independent distributors are granted either exclusive or non-exclusive rights to distribute the Company's products, with a majority being exclusive distributors.

Competition

         The orthopaedic implant industry is highly competitive and dominated by a number of large companies with more resources than the Company. Competitive factors include service, product design, depth of product offering, physician recognition and price. The Company believes its future success will depend upon its ability to be responsive to the needs of its customers and on continued improvement and development of novel products designed not only to create better solutions to orthopaedic problems, but also to solve previously unaddressed orthopaedic problems. The Company believes the majority of the market share for the Company's products are held by Biomet, Inc., Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb Company), Johnson & Johnson Professional, Inc. (a subsidiary of Johnson & Johnson), Howmedica, Inc. (a subsidiary of Pfizer Inc.), DePuy (a subsidiary of Corange), Smith & Nephew Orthopaedics, Inc. (a subsidiary of Smith &
Nephew Ltd.), Osteonics, Inc. (a subsidiary of Stryker Corporation), Sofamor Danek Group, Inc. and Sulzer Orthopaedics, Inc. (a subsidiary of
Sulzermedica).

         With respect to large joint implants (hips and knees) the competitors listed above represent approximately 94% of the hip implant market and 92% of the knee implant market. In addition, there are several manufacturers that compete only in the global small joint orthopaedic implant market. The Company's most significant competitor in this market has less than a 10% market share.

Manufacturing and Quality Control

         Almost all of the Company's orthopaedic implants and instruments are manufactured at its headquarters in Arlington, Tennessee, and through a select group of qualified contract manufacturers. The Company's manufacturing operations are subject to Good Manufacturing Practices ("GMP") and other regulations stipulated by the FDA and other relevant regulatory organizations, such as the Environmental Protection Agency ("EPA") and Occupational Safety and Health Agency ("OSHA"), and similar state and foreign agencies and authorities. In early 1997, the Company's facilities were inspected and cleared for GMP compliance by the FDA.

         In December of 1995, the Company's research and development, manufacturing, and distribution operations became certified to the standards established by the International Standards Organization ("ISO"). This "ISO 9000" certification and process assures a level of product quality by regulating the processes of product development and manufacturing. Approximately 80 countries have currently adopted ISO 9000 for medical products, thereby enabling ISO 9000 registered companies to sell their products in these countries without the additional burden of individual country regulation. Manufacturers so certified are recognized by the European Economic Community as maintaining high levels of quality in products and service and their products are granted the CE mark which permits their importation into and sale within the European Economic Community. The renewal of ISO certification occurs annually via an on-site inspection by an authority of the European Economic Community. The Company retained ISO certification after the 1996 audit and has applied CE marks to many key products.

         The Company utilizes comprehensive, integrated systems for manufacturing, planning, scheduling, in-process testing, inspection and measuring of all implants and components. The Company's current facilities have sufficient capacity to meet its projected, near-term growth of its orthopaedic implant and instrument business.

Government Regulations

         The Company and substantially all of its products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1976, as amended by the Medical Device Amendments of 1976 and the Safe Medical Device Act of 1990, as amended in 1992 (the "Safe Medical Device Act"). The Company also is subject to various foreign laws governing medical devices. All of these regulations are designed to ensure the safety and effectiveness of medical devices. In addition, certain of these regulations require the Company to maintain certain standards and procedures with respect to the manufacturing and labeling of products. All of the Company's records and manufacturing facilities are subject to inspection on a regular basis by the FDA. The Company's facilities were inspected by the FDA in early 1997. The different levels of FDA compliance include: Official Action Indicated (OAI), Voluntary Action Indicated (VAI), and No Action Indicated (NAI). Companies that receive an OAI may have official action taken against them including product approval delays, products taken off the market, seizing of their products, heavy fines or imprisonment. Companies that receive VAI have voluntarily agreed to correct any problems the FDA has found. The Company fit into the NAI category which means that the FDA inspectors had confidence that the Company is manufacturing its products within GMP guidelines and saw complete regulatory compliance within the Company.

         The FDA classifies medical devices as Class I, II or III. Class I devices generally do not require pre-marketing approval. In general, Class II and III devices require pre-market FDA approval unless they are found to be "substantially equivalent" to products already in the market. For "substantially equivalent" products, the provisions of Section 510(k) of the Federal Food, Drug and Cosmetic Act provide for an exemption to the pre- market approval process. The Company's orthopaedic implants are generally Class II devices. All of the Company's Class II devices being marketed are cleared for marketing under the provisions of Section 510(k). The Company currently manufactures no approved Class III devices, which require more extensive FDA approvals. However, as the Company designs and develops more novel medical devices, the Company may have difficulty in establishing that such device is "substantially equivalent" to another legally marketed device and thereby may be unable to obtain 510(k) clearance to market a new product. The Company intends to pursue the manufacture of Class III devices, which would require extensive FDA pre-market approval before commercial distribution. There can be no assurance that the Company would be successful in obtaining regulatory approval of such Class III devices.

         At any given time, the Company has a number of medical devices that are in various stages of development, and therefore, subject to FDA clearance procedures that may cause delays in the commercialization of these devices. Any future devices developed by the Company are likely to be subject to FDA registration, notification, pre-market approval, performance standards or other FDA controls that could have an adverse effect on the commercialization of such products. Additionally, any changes in FDA or foreign medical device laws could impose new regulatory burdens on medical device sales.

         During 1996 the Company received 510(k) clearance on 14 new products. In addition, the Company received regulatory approval (SHONINS) in Japan to distribute key products. The Company also enhanced its quality control process by establishing a pre-production quality assurance program. The Company converted to the new GMP standards and to the new Medical Device Reposring regulations. No product recalls were experienced during 1996.

         The Safe Medical Device Act grants the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health. The FDA is also given the authority to require manufacturers of certain devices to adopt device tracking methods to enable patients to receive required notices pertaining to the devices they receive. Such tracking requirements may increase the Company's administrative procedures relating to the sale of many of the Company's implants should the FDA require post-market surveillance of the Company's products. Despite the fact that the FDA has not yet promulgated all of the regulations needed to fully implement the Safe Medical Device Act, the Company does not believe compliance with that act will have a material adverse affect on the Company or its operations.

Research and Product Development

         The Company's research and development activities and capabilities are located primarily in Arlington, Tennessee. There is a small development activity for arthroscopy products at Questus Technologies, Inc. in Marblehead, Massachusetts and a small development activity for the medical grade calcium sulfate products in Libertyville, Illinois. Both are in leased space. Over 78 employees are active in the areas of Applied Research, Biomechanical Engineering, Materials Testing and Analysis, Advanced Manufacturing Technology, Implants and Instrument Development Techniques, Research, Product Development and New Technology Exploration. The Company's applied technology group maintains laboratories capable of performing materials characterization, product testing and evaluation in simulated clinical use environments, including fatigue testing, wear testing and materials analysis.

         In addition to classic laboratory testing and evaluation of new products and technologies, the Company conducts pre-clinical studies at a number of university and medical center locations, as well as clinical research to evaluate the success and outcome of new products and technologies. The Company maintains consulting relationships with over 40 individuals and has active testing or evaluation programs at 10 research institutions.

         The Company believes that custom implants built to prescription from a surgeon, serve as a specific treatment for a patient, but also help to explore new and innovative products for general use. For example, initially designed as a custom implant for limb salvage, the Company's S.O.S.(R) (Segmented Orthopaedic System) now has wide spread application for oncology patients and severe revision cases. During 1996 the Company shipped approximately 250 individual patient devices, with an average time of manufacture of less than 20 days. In addition to custom implants, the Company provided surgeons with many options for custom instrumentation to facilitate their surgical techniques.

         In 1996 the Company created a biological products development group within its research and development area to focus on biological products.

         Major products that the Company believes will be introduced in 1997 are:

              The MAGELLAN(TM) Femoral Nail which has both an innovative product design, including proximal modularity, and a breakthrough targeting device for the distal interlocking screws that does not require an x-ray or C-arm fluoroscope procedure. Tibial and Humeral nails for the system are expected to be launched late in 1997.

                  The Orthomatrix(TM) External Fixator for the distal radius and hand area, with a fracture alignment table to facilitate reduction of the fractures and assist in alignment of the bones.

                  A   tri-modular   shoulder   that  will  allow  broader  based
         indications in trauma and revision shoulders and greater flexibility for the surgeon to match the implant to the patients needs.

                  The TRANSCEND(TM) Hip System incorporating alternative bearing surfaces in the total hip area including metal-on-metal and ceramic-on-ceramic combinations. An IDE study on ceramic-on-ceramic is anticipated to commence in 1997. Clinical study of the metal-on-metal total hip product is also expected.

                  The CONSERVE(R) Hip System for resurfacing the femoral head of patients thereby delaying the time when a total hip arthroplasty is required.

                  A new PCL Sparing ADVANCE(TM) Knee, a Medial Pivot ADVANCE(TM) Knee and the development for evaluation of a Mobile Bearing Knee.

                An Anterior Cervical Plate System and the Intervertebral Spacer.

                The Actalon(R) Probe soft tissue measuring device.

                Osteoset T(R) bone void filler pre-mixed with tobramycin.

         The Company's commitment to research and development is evidenced by the expenditures it makes each year. Research and development expenses were approximately $15.1 million in 1994, approximately $12.7 million in 1995, and approximately $13.2 million in 1996, which the Company believes represents a commitment which is significantly higher as a percentage of sales than all of its major competitors.

Principal Customers

         The Company currently markets its products to health care professionals and hospitals in the United States and in many major countries outside of the United States. Key customers include orthopaedic surgeons specializing in total joint replacement, sports medicine, spinal surgery and traumatology. The Company has approximately 4,800 active hospital and physician customers, with no single customer representing more than two and one-half percent of the Company's consolidated sales. The Company currently does not conduct any business directly with foreign governments, with such sales being made through the Company's established distribution network of independent contractors.

Raw Materials

         The majority of the Company's raw material purchases are comprised of four principal materials that are generally available, in implant grade, from a variety of sources with various lead times. Cobalt chrome is purchased in ingot form and cast into implants and trials. Titanium, both commercially pure and alloy grade, is purchased in bar stock form and machined into implants and instruments. Ultra high molecular weight polyethylene, also purchased in bar stock form, is machined into implants for weight bearing and articulating surfaces. Stainless Steel 17-4 precipitation hardened is purchased in both ingot and bar form and is cast or machined into instruments, and stainless steel 22-13-5, 22-13-10, and 316L is purchased in wrought bar form that is machined into implants. In addition, the Company's small joint implants require silicone that is purchased as processed extruded elastomer blocks.

         The Company has not experienced a shortage of raw materials and does not anticipate a shortage in the future. In light of certain business' increasing reluctance to offer raw materials intended for medical devices because of product liability concerns, there can be no assurance of continued supply or that finding an alternative source would not cause a delay in the Company's manufacturing process.

Environmental

         The Company believes it is operating in material compliance with applicable regulations required by the State of Tennessee and the EPA. The Company's objective is to operate in a clean and safe environment, minimize the generation of hazardous and non-hazardous waste and promote environmentally sound recycling, reuse and reclamation of waste. As part of the Company's recognition of resource protection, its level of recycling has been increased. The Company does not expect to incur a material amount of capital expenditures in order to maintain its environmental compliance. Furthermore, the Company believes that compliance with these regulations will not materially impact either the Company's earnings or competitive position.

Insurance

         The Company maintains comprehensive and general liability insurance, including product liability, with coverage up to $100,000,000 in the aggregate. The Company maintains a $250,000 per incident and $750,000 aggregate self insured retention. Although the Company has not experienced any significant claims to date, there can be no assurance that the Company's insurance will be adequate to cover any claims that may be asserted in the future. Although Dow Corning Corporation has contractually agreed to indemnify the Company for all products manufactured by Dow Corning prior to the Acquisition (other than certain small joint implants purchased by the Company and sold after the Acquisition), there can be no guarantee that such indemnity will continue in light of Dow Corning's bankruptcy filing; the Company does not maintain insurance for those claims.

         The Company also maintains liability insurance covering directors and officers with coverage up to $5,000,000. There is no deductible per officer or director per event and a $100,000 deductible for the Company per event.

The Company also carries insurance coverage for all real and personal property including business interruption, and coverage for workers' compensation, crime and fiduciary liability in amounts that management believes to be adequate.

Patents and Trademarks

         As of March 10, 1997, the Company owned or held licenses for 151 issued patents and had applications pending in the United States and major countries throughout the world for eight additional inventions. The Company has purchased, licensed or has distribution rights for the design, manufacture and distribution of certain products. See "Business--Principal Products." The Company currently has 29 registered trademarks and applications pending on 18 other marks in the United States and major countries throughout the world. The Company uses its patents and trademarks throughout the world in connection with its business operations. As necessary, the Company vigorously protects its patents and trademarks both domestically and internationally.

Royalty and Other Payments

         The Company has various agreements with unaffiliated entities and persons that provide the Company with certain rights to manufacture and market certain orthopaedic products developed independently by such entities or persons or jointly with the Company. The agreements provide for royalty payments ranging from less than 1% to 10% of the net selling price (as defined in such agreements) of those certain orthopaedic products. In addition, the Company has a number of consulting agreements pursuant to which distinguished surgeons evaluate the Company's new and existing products in exchange for a consulting fee.

Seasonality

         The Company's revenues are subject to some seasonality. Since the majority of implant surgery is elective, the warm weather months traditionally yield lower sales volumes than do the late fall and winter months.

Employees

         As of March 10, 1997, the Company had 609 full-time employees, including 571 at its Arlington operations, 8 in regional operations and 30 outside the United States. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.



ITEM 2.           PROPERTIES.

         The Company's headquarters and manufacturing operations are located in leased facilities in Arlington, Tennessee, which is located near Memphis. The Company's facilities consist of an aggregate of approximately 168,000 square feet, approximately 53,000 of which are utilized for manufacturing and approximately 45,000 of which are utilized as a distribution center with the balance being utilized for office space.

         The acquisition and construction by the lessor of the Company's manufacturing facilities were financed through the issuance by the lessor of industrial development bonds, which have been paid in full. The base rent payable under the lease for the initial term was the amount required to meet the debt service requirements of the bonds. Accordingly, no further base rent is payable during the initial term of the lease. The initial term of the lease expires in 1999. The Company has the option to renew the lease for five additional ten year terms at a base rental of $6,000 per year. In addition, the Company has the option to purchase the facilities at a price of $100 at any time prior to the expiration of the lease in 1999.

         The lease for the Company's office facilities provides for the payment of annual rent of $5,000, plus the lessor's expenses. The term of the lease expires in 2005. The Company has the option to purchase the facilities at a price of $101,000 at any time prior to the expiration of the lease in 2005.

         The acquisition and construction by the lessor of the Company's distribution center was also financed through the issuance by the lessor of industrial development bonds, which have also been paid in full. The base rental under the lease was the amount required to meet the debt service requirements on the bond. Accordingly, no further base rent is payable during the term of the lease. The term of the lease expired on the original maturity date of the bonds. The Company has the option to purchase the facilities at a price of $1,000 at any time. The Company added 5,000 square feet as an extension to the original distribution center structure during 1995.

         The Company leases approximately 4,000 square feet in Marblehead, Massachusetts for its Questus facility that provides for monthly rent of $10,860. The initial term of the lease expires in October 1997 and the Company expects to be able to renew said lease on favorable terms. The facility is used for research and development and office space.



ITEM 3.           LEGAL PROCEEDINGS

         DCW, pursuant to the Acquisition agreements, retains liability for matters arising from certain conduct of DCW prior to the Company's acquisition on June 30, 1993, of substantially all the assets of the large joint orthopaedic implant business of DCW. As such, DCW has agreed to indemnify the Company against all liability for all products manufactured prior to the Acquisition except for products provided under the Company's 1993 agreement with DCW pursuant to which the Company purchased certain small joint orthopaedic implants for worldwide distribution. However, the Company was notified in May 1995 that DCW, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Company in such matters until it received further direction from the bankruptcy court. On December 2, 1996 DCW filed a proposed plan of reorganization that provides that all commercial creditors will be paid 100% of their claims, plus interest. The plan did not however indicate whether DCW would affirm or reject the Acquisition agreements. Accordingly, there can be no assurance that Dow Corning will indemnify the Company on any claims in the future. Although the Company does not maintain insurance for claims arising on products sold by DCW, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

         On October 25, 1996, the Company was notified that it had been sued by Mitek Surgical Products, Inc., a subsidiary of Johnson & Johnson, in the United States District Court for the Northern District of California seeking damages for the alleged infringement of its patent by the Company's ANCHORLOK(TM) soft tissue anchor. The Company has denied the allegations and is defending the action.

         On April 3, 1995, the Company (and Orthomet, Inc., a wholly owned subsidiary at the time that has subsequently been merged with and into the Company) was notified that it had been sued by Joint Medical Products Corporation (which was purchased by Johnson & Johnson Professional, Inc.), in the United States District Court for the District of Connecticut seeking damages for the alleged infringement of its patent (U.S. Pat. No. 4,678,472, the "'472 Patent") by certain of the Company's acetabular cups and liners. Pending the resolution of an interference proceeding in the U.S. Patent and Trademark Office regarding the '472 Patent by British Technology Group Ltd. ("BTG"), such complaint was dismissed without prejudice. In early November 1996, the Company was notified that the interference proceeding was resolved, and that, the complaint has been refiled (but not served). BTG has offered the Company a license of the '472 Patent and a corresponding reissue patent. The Company believes that it has valid defenses to claims of infringement of the '472 Patent and to the reissue patent.

         The Company is not involved in any other pending litigation of a material nature that would have a material adverse effect on the Company's financial position or results of operations.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.


         NONE

                                                         PART II.


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Class A Common Stock currently is not publicly traded, and, as such, market value quotations are unavailable. There were 400 registered holders of Class A Common Stock as of March 19, 1997. The Company has never paid dividends on its Class A Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for future operations and expansion of its business. Any decisions as to the payments of dividends in the future will depend on the earnings and financial position of the Company and such other factors as the
Board of Directors deems relevant. In addition, the Company's indenture with State Street Bank and Trust Company, as successor to First National Bank of Boston, on providing for the issuance of the Company's 10 3/4% Series B Senior Secured Notes, due July 2000 (the "Indenture"), the Company's Restated Certificate of Incorporation, the Company's Series B Preferred Stock Purchase Agreement and Class A Common Stock Warrant Agreement dated as of July 29, 1994 with the California Public Employees Retirement System ("CalPERS"), as amended, and the Class A Common Stock Warrant Agreement dated as of September 25, 1995 with CalPERS (collectively, the "CalPERS Agreement") and its Credit Agreement dated September 13, 1996, by and between the Company and Sanwa Business Credit Corporation (the "Credit Agreement"), substantially limit the payment of cash dividends on the Company's capital stock.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following  selected  financial data of DCW medical device  business
(the "Predecessor") and the Company and its subsidiaries (the "Successor") should be read in conjunction with the financial statements and the notes thereto included in Item 8.


                                              (in thousands, except per share data and ratio)
                                           Predecessor                          Successor
                                         Year       JAN 1,      JUN 30,       Year       Year         Year
                                        Ended      through      through       Ended      Ended        Ended
                                       DEC 31,     JUN 30,      DEC 31,      DEC 31,    DEC 31,      DEC 31,
                                         1992        1993         1993        1994       1995         1996
Operating Data:
  Net sales                             $71,598     $35,033    $ 43,027    $ 95,763   $123,196     $121,868
  Net income (loss)                       5,101         437      (2,572)    (49,380)    (6,492)     (14,589)
  Loss per common share                      --          --        (.41)      (6.10)     (2.24)       (3.90)

Balance Sheet Data:
  Total assets                          $71,747     $72,691    $113,497    $154,551   $174,371     $166,326
  Long term debt                            243         108      84,605      84,983     84,462       84,668
  Mandatorily redeemable
    Series B Preferred                       --          --          --      47,658     46,757       59,959

  Redeemable Convertible
    Series C Preferred                       --          --          --          --     20,548       24,995
  Parent company
    investment                           64,543      68,029          --          --         --
  Stockholders' equity                       --          --      11,602    (25,502)    (25,177)     (58,506)

Ratio of earnings to
 fixed charges and
 preferred dividends                         --          --         (A)       (A)         (A)            (A)



(A)      Earnings were  inadequate to cover fixed charges,  preferred  dividends and accretion of preferred stock by approximately  $3.6 million,  $61.7 million, $26.3 million, and $35.3 million, respectively, for the period from June 30, 1993  through  December  31, 1993 and for the years ended
         December 31, 1994, December 31, 1995, and December 31, 1996.





                                                      Page 23 of 105

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Although sales declined slightly, 1996 was a year of promising successes as the Company continued to introduce and develop new and innovative products, upgrade its domestic distribution, improve its international distribution, reduce administrative expenses, hold inventories steady despite large inventory builds for new products, and generate cash from operations in the last five months of the year.

         The Company's largest disappointment was that the expected growth in sales failed to materialize and the sales ended the year down $1.3 million or (1.1%) to $121.9 million. International sales were up 8.6% while domestic sales were down 3.9%. The Company believes that this overall decline led by the U.S. market was not inconsistent with the orthopaedic device industry in general, and the large joint business (the sales of knee and hip prostheses) in particular. Throughout the industry, pricing pressures from buying groups reduced unit prices despite continued increases in unit sales growth. In addition, the trends created by managed care initiatives, which demand lower priced implants that are affixed with cement rather than higher priced porous coated implants, further reduced average unit pricing. The Company suffered particularly from this trend because the more expensive porous coated implants historically have comprised a high proportion of its knee implant sales (76% in 1994, 70% in 1995 and 64% in 1996). Demonstrating these overall trends, the sales of the Company's knee prostheses were down $2.0 million from the prior year despite a 2.7% increase in unit sales.

         The Company was encouraged however by its quarter to quarter sales trends as the sales declines were experienced in the first half of the year while third and fourth quarter sales increased over the prior year's periods. In addition, since September, 1995 through the third quarter of 1996, the Company added or replaced 10 of its 47 domestic distributors. While a change in distributors often results in a short term loss of business, the Company believes that upgrading to new distributors will positively affect the Company's sales in the longer term. Finally, the Company believes that the changes to both the tenor and substance of its relationship with its domestic distributors will also positively affect sales in the longer term.

         The Company was pleased with its new product development as it continues to seek penetration into segments of the orthopaedic marketplace that are not yet governed by the pricing and managed care pressures experienced in the large joint markets. The Company's sales of spinal, trauma, arthroscopy and biologics products were $3.7 million, a growth of approximately 300% over prior year. Late in the third quarter of 1996, the Company received regulatory approval for, and began marketing its OSTEOSET(TM) Bone Void Filler. The product is the Company's first commercial product from its biologics development program, and is the industry's first FDA cleared bioresorbable bone void filler. Other products launched in 1996 included the VERSALOCK(TM) Spinal Fixation System for lumbar spine fusions, and a posterior stabilizing version ADVANCE(TM) Knee System, developed in cooperation with the renowned Hospital for Special Surgery in New York City. The Company expects to generate significant sales from these three products in 1997. The Company also expects to introduce in 1997 additional products in its OSTEOSET and ADVANCE product lines, the MAGELLAN(TM) Intramedullary Nail to address complex femoral fractures, and a novel plating system for the cervical spine to compliment its spinal device product line.

         International sales were also encouraging, increasing $2.4 million to $30.4 million. This gain comes despite a slight decrease in sales to Japan, the Company's largest international market. In 1996, the Company consolidated its Japanese distribution with a single distributor, Century Medical, Inc., and expects sales to that market to increase significantly in 1997. International sales excluding Japan were up 13.3% over prior year as the Company continues to devote significant resources and personnel in an effort to penetrate those markets faster. The Company also added distributors in Italy and Korea in 1996.


RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

         Sales. In 1996, the Company posted sales of $121.9 million representing a net sales decrease of approximately 1.1%, or $1.3 million, compared to its 1995 sales of $123.2 million. Although sales were lower than prior year, the trend of the Company's sales quarter-by-quarter during 1996 compared to 1995 reflects an encouraging trend. Sales in 1996 were approximately 7.2% below prior year in the first quarter, approximately 0.3% below prior year in the second quarter, approximately 0.4% above prior year in the third quarter, and approximately 3.7% above prior year in the fourth quarter.

         Domestic sales for the year were $3.7 million or approximately 3.9% below 1995 while the Company's international sales grew by approximately 8.6% or $2.4 million over prior year. Sales in Europe, Latin America, Canada, and Asia grew by $1.6 million (approximately 13.0%),$1.0 million (approximately 56.3%), $0.5 million (approximately 17.2%), and $0.2 million (approximately 10.1%) respectively, offset primarily by lower than prior years' sales in Japan which were due to prolonged transition in the change of distribution channels that was initiated by the Company in order to better serve this market over the long term.

         Although total sales for 1996 decreased as compared to 1995, new product line sales increased compared to prior year sales for the period in ADVANCE(TM) Knee ($2.6 million), trauma ($0.7) million), spine ($0.5 million), arthroscopy products ($1.0 million) and biologics ($0.3 million). Those gains were offset by decreased sales for the period in knees, other than ADVANCE(TM) ($4.7 million), hips ($0.9 million), and small joint products ($0.9 million). Despite the decrease in sales dollars during 1996, unit sales of the Company's large joint products increased during 1996 when compared to 1995. In large joints, particularly hips and knees, the Company (and management believes the entire orthopaedic industry) experienced a shift from higher priced porous coated products to lower priced cemented products. While selling prices increased slightly in both cemented and porous products, the mix of sales towards cemented designs resulted in a lower average selling price per procedure.

         Cost of Goods Sold. Cost of goods sold increased from $33.7 million in 1995 to $44.4 million in 1996, or approximately 32%. The $10.7 million net increase is due to additional instrument reserving ($3.6 million) because of the reclassification of surgical instruments to inventory as part of the Company's revised instrument program designed to give the Company's independent distributors better access to these instruments, increased variances charged to cost of goods sold ($2.8 million), a reduction of the sales return reserve ($0.8 million), a higher level of sales of fully reserved products in 1995 resulting in the reversal of inventory reserves during that year ($1.1 million), additional product reserving in 1996 ($0.4 million) and increased manufacturing costs ($1.8 million).

         Selling. Selling expenses increased slightly in 1996 by $0.3 million when compared to 1995. Although sales in 1996 were lower than 1995, commission expenses, primarily guarantees, increased by $0.7 million in 1996 to $21.7 million. Royalties increased in 1996 to $2.0 million compared to 1995 royalties of $1.4 million due largely to an increase on royalties being paid on the
Company's  small  joint  orthopaedic   products.   Domestic  marketing  expenses
decreased in 1996 ($0.2 million) due primarily to lower literature, supplies and advertising ($0.6 million) because of fewer new product launches in 1996 and lower travel and entertainment expense ($0.7 million) offset by increased
payments  ($0.6 million)  due  to  distributor   replacements  and  territory
realignments  and  increased salaries  and  benefits   ($0.8  million)  due  to
critical   headcount  adds.  International marketing expenses decreased by $1.7 million in 1996 when compared to the same period in 1995. The reduced spending in 1996 resulted primarily from shutdowns in Brazil ($0.5 million) and Australia ($0.2 million) along with lower salaries and benefits in France due to the transition to a non-employee sales force ($0.5 million), and decreases in the headquarters' expenses in salaries, benefits, and travel ($0.3 million) which contributed to this favorable variance year over year.

         The Managed Care division of the Company spent $1.3 million in 1996 which was $1.0 million more than was spent in 1995. This spending was non-recurring as this division was closed in December, 1996.

         General and Administrative. General and administrative costs decreased from $23.4 million in 1995 to $19.4 million in 1996, or a decrease of $4.0 million (approximately 17%). This decrease was attributable in large part to lower intangible amortization ($1.2 million), reduced travel and entertainment expenses due to the sale of the corporate jet and reduced overall travel ($2.1 million), lower insurance costs ($0.4 million), decreased legal fees ($0.4 million) and lower outside services ($0.4 million) offset by higher salaries and benefits due to payment of the 1996 management bonus ($1.0 million). Additionally lower professional fees in 1996 ($0.2 million) and international favorable variances for the period due to lower spending in France ($0.2 million) contributed to the favorable year-over-year variance.

         Research & Development. Research and development expenses increased $0.5 million from $12.7 million in 1995 to $13.2 million in 1996, or an increase of approximately 4.0%. This increase reflects management's continuing belief that these strategic expenditures are necessary to continue the flow of new and diverse products from the Company into the marketplace.

         Other. Equity in loss of investment ($0.5 million) represents the Company's 50% share of the expenses incurred related to the joint venture with Tissue Engineering, Inc. discussed further in Note 2 to the Consolidated Financial Statements. Amortization of a certain license arrangement obtained from Tissue Engineering, Inc. ($0.3 million) was the primary contributor to the joint venture loss.

         Other income for the year ended December 31, 1996 increased $0.3 million as compared to the same period in 1995 due primarily to favorable currency conversion. Interest expense, net of interest income, increased from $11.3 million in 1995 to $11.9 million in 1996, an increase of $0.6 million, or approximately 5%. This increase in interest expense was primarily due to financing costs associated with the private placement of the Company's Series C Preferred Stock late in 1995.

         For the year ended December 31, 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") is detailed in the table below. EBITDA totals both before and after certain adjustments are shown:


                                                               December
                                                               31, 1996
                                                            ---------------
Operating Income                                                  $(3,055)
Depreciation and Instrument Amortization                           11,272
Amortization of Intangibles                                         3,266
Amortization of Other Assets                                          266
                                                            ---------------
EBITDA before Certain Adjustments                                 $11,749
Inventory Reserves and other Related
  Inventory Adjustments                                             4,852
Orthomet Inventory Step-Up*                                           992
                                                            ---------------
EBITDA after Certain Adjustments                                  $17,593
                                                            ===============

      * Amount represents the flow through of the purchase accounting adjustment in 1996 as it related to acquired Orthomet inventory.


Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

         Sales. In 1995, the Company posted sales of $123.2 million representing a net sales increase of approximately 28.6%, or $27.4 million, over its 1994 sales of $95.8 million. Of this growth, $25.8 million came from the Orthomet product lines, either acquired or expanded by the Company over the course of the year.

         Domestic sales increased $22.6 million, while international sales grew $4.8 million. The Company experienced declines in the sales of its products in Australia, Japan, and Asia as each of these regions experienced prolonged transition in the change of distribution channels that were initiated by the Company in order to better serve those markets over the long term. Outside of those regions, the Company's international sales were up greatly.

         The total sales increase of $27.4 million can be attributed to increases in hip products of $13.7 million, knee products of $12.1 million, shoulder products of $1.0 million, and the new trauma, spine, and arthroscopy products of $1.2 million. Those gains were slightly offset by non-recurring 1994 sales of discontinued DCW products. While management believes that unit sales of its large joint products have increased (using estimates for the full-year 1994 Orthomet performance), a clear shift to lower priced cemented products was experienced in both its hip and knee business. While selling prices increased in both cemented and porous coated products, the mix of sales towards cemented designs resulted in a lower average selling price per procedure when compared to prior year.

         Cost of Sales. Cost of sales decreased from $43.6 million in 1994 to $33.7 million in 1995, or approximately 22.7%. The $9.9 million net decrease is a net result of a $7.8 million increase due to volume increases, 1994 inventory reserve adjustments which increased 1994 Cost of Sales by $12.1 million which did not occur in 1995, a $3.4 million decrease principally related to the 1995 sale of previously reserved inventory as well as $2.2 million of other decreases. In 1994, reserves were established for certain products that the Company did not expect to remain viable in 1995, because of the acquisition of the Orthomet products and the decision to cease gamma radiation of implants in favor of ethylene oxide gas technology. However, some of these products have continued to be sold in 1995 resulting in the reversal of previously established inventory reserves and thus favorable reserve adjustments.

         Selling. Selling expenses increased $13.9 million from $33.2 million in 1994 to $47.1 million in 1995, or approximately 41.7%. Selling expense increases associated with 1995 sales volume increases were estimated at $5.3 million, with the Company spending approximately an additional $1.0 million in selling expenses related to Orthomet-to-Wright transition costs and sales force consolidation costs. In addition to these volume-driven or transition/consolidation costs, selling expenses also increased domestically by approximately $3.1 million due to staffing and other increases related to the Company's initiatives into the new markets of trauma, spine, and arthroscopy. International selling expense increased $2.7 million (excluding $0.6 million of instrument amortization) led by increases at headquarters and in Europe as the Company began to invest in infrastructure additions to service European markets outside of France. Selling expenses are expected to decrease dramatically in Australia in 1996, where early in the fourth quarter the Company began distributing its products through a single third party distributor (Device Technologies, Australia) and subsequently closed its sales office, and in Brazil where the Company plans to similarly transition its distribution. Operating expense savings from these actions will be realized in 1996. Also, global instrument amortization expenses increased year-over-year by $1.8 million ($1.2 million domestic and $0.6 million international).

         General and Administrative. General and administrative costs increased from $23.3 million in 1994 to $23.4 million in 1995, or an increase of approximately 0.4%. Increases in 1995 occurred primarily in amortization of intangibles (largely assets acquired from Orthomet) of $2.3 million, $0.5 million of Orthomet-to-Wright transition costs, and depreciation expense of $0.6 million. These were offset by non-recurring 1994 product liability costs ($0.7 million), no management bonus expense in 1995 (savings of $1.5 million)and savings from 1995 downsizing moves in Australia and Brazil ($0.9 million).

         Research & Development. Research and development expenses (exclusive of 1994 non-recurring adjustments of $7.1 million described below) increased $4.7 million from $8.0 million in 1994 to $12.7 million in 1995, or an increase of approximately 59.4% reflecting managements view of these expenses as strategic investments necessary to continue the flow of new and diverse ideas and products into the Company. This increase was primarily due to an increased number of development consulting agreements initiated by the Company with a number of distinguished orthopaedic surgeons and scientists to develop a new generation of knee and hip prostheses, spinal systems, upper extremity prostheses, and arthroscopy products.

         In 1994, the acquisitions of Orthomet and Questus resulted in a one-time write off of $27.7 million for in-process research and development. The in-process research and development was written off immediately following the 1994 acquisition because, in the opinion of management, the technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use. Of the research and development projects underway at Orthomet at the point of acquisition, two have been completed and work on three continues, which management expects to become commercially viable over the course of the next three years. Five additional acquired projects or technologies either have been divested, canceled, or merged into similar technology efforts underway at the Company.

         An additional $7.1 million of contractually obligated costs associated with product development efforts and contracts with ABI, U.S. Gypsum, and OsteoBiologics were also recognized in research and development expense in 1994. These costs did not recur in 1995.

         Other. Non-operating expenses decreased $1.0 million from $0.9 million in 1994 to $0.1 million (income) in 1995 due primarily to the write off in 1994 of certain non-operating receivables. Interest expense, net of interest income, increased from $9.2 million in 1994 to $11.3 million in 1995, an increase of $2.1 million, or approximately 23%. This increase in interest expense was due primarily to interest charges associated with the Company's increased utilization of its revolving line of credit as well as amortization of deferred financing costs associated with the private placement of the Company's Series C Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

         Since the Acquisition, the Company's growth strategy has been to position itself for the future through new product development and the acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field (see Note 2 to the Financial Statements). The Company's needs for capital have been funded through the sale of $85 million of senior debt securities and the contribution of approximately $15 million of equity at the time of the Acquisition. Further, the Company has obtained additional capital through the issuance of Series B Preferred Stock in July 1994 to CalPERS ($60 million), through the issuance of Series C Preferred Stock to Princes Gate Investors, L.P. and affiliates, in September 1995 ($35 million) (see Note 8 to the Financial Statements), and through the use of revolving lines of credit (see Note 7 to the Financial Statements).

         The Company had available to it a $30 million revolving line of credit under the Heller Agreement that expired in September, 1996. The Company's projected cash flow requirements for 1996 due to continued growth and development of new products, indicated that a similar revolving credit agreement was needed to fund the working capital needs of the Company going forward. Management negotiated with several financial institutions and on September 13, 1996 finalized and closed an agreement for a loan and security agreement with Sanwa Business Credit Corporation for a $25 million revolving line of credit (which can increase to $30 million with the occurrence of certain events) that expires in September, 1999. As of December 31, 1996 this agreement provided an eligible borrowing base of $19.4 million. As of March 17, 1997 this agreement provided an eligible borrowing base of $21.5 million and the Company had drawn $16.3 million under this agreement. During 1996 borrowings under the Heller and Sanwa Agreements averaged $12.5 million with a maximum amount borrowed of $16.1 million, as compared to 1995 when borrowing averaged $15.1 million and reached a high of $29.0 million. The Company believes that the Sanwa Agreement will be sufficient to meet its working capital needs for 1997.

         The Company's capitalization includes senior debt securities of $84.4 million and Series A, B, and C of preferred stock with an aggregate liquidation value of $140.6 million including accrued dividends of $18.0 million at December 31, 1996. These securities currently bear interest or dividend rates ranging from 10.8% to 16.9% and, in certain circumstances, these rates can increase to 21.4%. As a result of the Company's obligations to establish a sinking fund for its senior debt securities beginning in July, 1998 ($28.3 million) and its obligation to issue additional warrants to acquire common stock in the event that the Series C Preferred Stock is not redeemed or there has not otherwise been a qualified initial public offering on or before March, 1999, management believes that the Company will be required to effect a recapitalization plan to satisfy these future obligations. In this regard, the Company has begun discussions with a limited number of investment banks to discuss the various alternatives available to the Company, including without limitation, refinancing the Senior Secured Notes. Management believes that a successful plan of recapitalization will be completed prior to the sinking fund payment becoming due in July, 1998, however, there can be no assurance that such a refinancing or recapitalization plan can be consummated.

         At year end 1996, the Company had approximately $1.6 million in outstanding capital commitments, and has budgeted approximately $4.3 million for 1997 expenditures for the purchase of machinery and related capital equipment.

         As of December 31, 1996 the Company had net working capital of $50.5 million, compared with $45.2 million as of December 31, 1995. Of this $5.3 million growth, $4.3 million was attributed to growth in inventory due primarily to the reclass of surgical instruments to inventory from property, plant and equipment, $3.6 million was due to the net change in deferred income taxes in 1996 and $1.7 million was due to decreases in accounts payable. Offsetting these charges were increases to accrued expenses and other current liabilities ($0.9 million) primarily due to U.S. Gypsum (see Note 11 of Financial Statements) and Orthopaedic Tissue Technology, L.L.C. obligations (see Note 2 of Financial Statements) and increased short-term borrowings against the revolving line of credit ($4.5 million).



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information called for by this item is set forth in the financial statements contained in this report on Form 10-K and is incorporated herein by this reference. An index to the financial statements is set forth on page 53 of this Form 10-K.



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                                         PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         Directors of the Company are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers of the Company are appointed by and serve at the discretion of the Board of Directors of the Company. Election of directors is governed in part by a Letter Agreement dated June 30, 1993, as amended on July 29, 1994 and as amended on November 21, 1995 between Mr. Korthoff and Kidd Kamm Equity Partners, L.P. (the "Letter Agreement"). The following table sets forth the executive officers and directors of the Company as of March 15, 1997.


      NAME                AGE          POSITION WITH COMPANY
Richard D. Nikolaev        58         Director, President and
                                      Chief Executive Officer
Lewis H. Ferguson, III     52         Director, Senior Vice President
                                      and Secretary
George G. Griffin, CPA     49         Executive Vice President and
                                      Chief Financial Officer
Jack E. Parr, Ph.D.        57         Executive Vice President,
                                      Research and Development
Allen H. DeSatnick         56         President of Questus Division
Richard H. Mazza           50         Executive Vice President,
                                      Operations
Herbert W. Korthoff        53         Chairman of the Board of
                                      Directors
William J. Kidd            55         Director
Kurt L. Kamm               54         Director
Walter S. Henning          54         Director
Eric R. Hamburg            34         Director

         Richard D. Nikolaev has been the President and Chief Executive Officer of the Company since November 1995 and a Director of the Company since July, 1995. Prior to joining the Company, Mr. Nikolaev served as a consultant to various medical device companies since December 1994. From January 1992 until December 1994, Mr. Nikolaev was Chairman, President and Chief Executive Officer of Orthomet, Inc., a NASDAQ company acquired by the Company in December 1994. Prior to joining Orthomet, Inc., Mr. Nikolaev served as President of Orthopaedic Synergy, an orthopaedic consulting company and as an executive officer of various orthopaedic companies.

         Lewis H. Ferguson III has been a Director of the Company since August 1993. Mr. Ferguson became Senior Vice President in January 1994. Prior to joining the Company, Mr. Ferguson had been a partner in the Washington, D.C. law firm of Williams & Connolly since 1979. Mr. Ferguson is on an extended leave of absence from Williams & Connolly. Mr. Ferguson is elected to serve as a Director pursuant to the Letter Agreement. Mr. Ferguson is also a director of OsteoBiologics, Inc., Orthopaedic Tissue Technology, LLC and
Tissue Engineering, Inc.

         George G. Griffin, CPA has been Chief Financial Officer of the Company since August 1993. He was elected Executive Vice President as of January 1994. From 1979 until he joined the Company, Mr. Griffin was employed by Smith & Nephew Richards Inc., a medical device manufacturer, and since January 1989 had served as the Vice President of Finance of its orthopaedic business.

         Jack E. Parr, Ph.D. was Vice President of Research and Development from September 1993 until February 1994, when he was elected to Executive Vice President of Research and Development. Prior to joining the Company and since 1980, Dr. Parr was employed by Zimmer, Inc., a medical device manufacturer where he served as Vice President of Research from January 1991 through October 1993 and as Director of Advanced Technology from June 1980 to December 1990.

         Allen H. DeSatnick has been President of Questus Division since October 1994. Prior to joining the Company and since 1989, Mr. DeSatnick was President and part owner of Questus Technologies, Inc.

         Richard H. Mazza was Vice President of Manufacturing from April 1994 until March 1996 when he was elected to Executive Vice President of Operations. Prior to joining the Company, Mr. Mazza was employed by United States Surgical Corporation as Senior Director of Operations.

         Herbert W. Korthoff has been a Director of the Company since May, 1993, serving as Chairman since July 1, 1993. Mr. Korthoff served as the Chief Executive Officer of the Company from July 1993 to November 1995. Prior to joining the Company, Mr. Korthoff was the Executive Vice President of Operations, a member of the Executive Management Committee and a Director of United States Surgical Corporation.

         William J. Kidd has been a Director of the Company since July 1993. Mr. Kidd has been an officer and principal shareholder of Kidd, Kamm & Company, a privately owned investment firm (formerly a partnership), from 1987 when he co-founded the firm until present. As of January 1, 1997, Mr. Kidd became an officer, controlling shareholder and founder of Kidd & Company, LLC and is a director of a number of other companies.

         Kurt L. Kamm has been a Director of the Company since July 1993. Mr. Kamm has been an officer and principal shareholder of Kidd, Kamm & Company, a privately owned investment firm (formerly a partnership), from 1987 when he co-founded the firm until present. As of January 1, 1997, Mr. Kamm became an officer, director and co-founder of Kamm Theodore and is a director of a number of other companies.

         Walter S. Hennig has been a Director of the Company since April 1994. Mr. Hennig had been Vice President of Quality Functions at United States Surgical Corporation since 1976 prior to his retirement in March 1992.

         Eric R. Hamburg has been a Director of the Company since January 1996. Mr. Hamburg was a partner with Kidd, Kamm & Company until late 1996.
Presently he is a principal shareholder of Industrial Renaissance. Prior to joining Kidd, Kamm & Company, Mr. Hamburg was a Senior Manager with Andersen Consulting from 1985 to 1993, where he led the design and implementation of numerous business turnarounds and profit improvement initiatives across a wide variety of industries. Mr. Hamburg is a director of a number of other companies.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to compensation paid by the Company during the period from January 1, 1994 through December 31, 1996, to the Company's Chief Executive Officer and to the four most highly compensated executive officers whose compensation exceeded $100,000 in 1996 (the "Named Executive Officers").


                                                       SUMMARY COMPENSATION TABLE
                                                                                        Long Term Compensation
                                                                                   -------------------------------
                                             Annual Compensation                                 Awards
                          -------------------------------------------------------------------------------------------------------
       (a)                  (b)           (c)               (d)             (e)                   (g)                        (i)
     Name and                                                           Other Annual       Securities Underlying          All Other
 Principal Position         Year         Salary           Bonus (1)     Compensation           Options (2)             Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Richard D. Nikolaev        1994               $0              $0             $0        c.      20,000common                 $0
President and              1995          $51,754 (3)          $0             $0        a.     110,000common             $1,891 (4)
Chief Executive Officer    1996         $525,500              $0        $44,091 (5)                                     $9,270 (6)

Lewis H. Ferguson, III     1994         $500,000              $0         $9,796 (7)(8)              0                  $42,589 (9)
Senior Vice President      1995         $525,773              $0        $23,388 (10)                0                   $7,936 (9)
                           1996         $525,498              $0        $65,681 (11)                0                   $9,038 (12)

George G. Griffin, III,    1994         $165,000         $82,500         $3,064 (7)(8)              0                  $16,123 (13)
Executive Vice President,  1995         $171,783              $0             $0                     0                   $8,489 (13)
Chief Financial Officer    1996         $176,200         $44,050             $0 (8)                 0                   $8,921 (14)

Jack E. Parr, Ph.D.        1994         $165,000         $82,500              - (8)    b.      15,000common            $63,293 (15)
Executive Vice President,                                                                       1,500preferred
Research and Development   1995         $171,783              $0             $0                                         $8,458 (15)
                           1996         $176,200         $44,050             $0 (8)                 0                  $10,122 (16)

Richard H. Mazza,          1994         $102,039         $45,917             $0        a.      25,000common            $91,009 (17)
Executive Vice President,  1995         $150,700              $0             $0        a.      10,000common            $21,057 (17)
Operations                 1996         $173,317         $43,329             $0 (8)    a.      30,000common             $8,322 (17)


                                                      Page 35 of 105

(1) Bonus payments for 1994 were calculated on 1994 performance, but paid in the first quarter of 1995. Bonus payments for 1996 were calculated on 1996 performance, but paid in the first quarter of 1997.

(2) Indicates the number of shares that may be purchased pursuant to options granted. Options were granted under three separate plans and are identified as "a" for options to purchase Class A Common Stock granted pursuant to the 1993 Stock Option Plan; "b" for options to purchase Class A Common Stock and Series A Preferred Stock granted pursuant to the 1993 Special Stock Option Plan; "c" for options to purchase Class A Common Stock granted pursuant to the 1994 Non-Employee Stock Option Plan.

(3) Mr. Nikolaev joined the Company on November 28, 1995 as Chief Executive Officer and President. His annualized salary in 1995 was $525,000.

(4) Represents $338 premium for group term life insurance and $1,553 of 401(k)employer matching contributions.

(5) Represents a housing stipend in the amount of $10,186, personal travel expenses of $14,384, personal use of Company vehicle of $6,536, and $12,985 to cover expected tax payments on all other annual compensation.

(6) Represents $664 of club dues, $4,106 of group term life insurance, and $4,500 of 401(k) employer matching contributions.

(7) Represents funds to cover expected tax payments on all other annual compensation.

(8) Other perquisites and personal benefits were less than the lesser of $50,000 or 10% of the total of annual salary and bonus.

(9) Includes $36,893 for relocation expenses, $2,376 for group term life insurance and $3,320 of 401(k) employer matching contributions for 1994, and includes $844 for club dues, $2,592 for group term life insurance and $4,500 of 401(k) employer matching contributions for 1995.

(10)     Mr. Ferguson received a housing stipend of $23,388 in 1995.

(11) Includes a housing stipend of $18,000, personal travel expenses of $16,202, personal use of Company vehicle of $12,000, and $19,479 to cover expected tax payments on all other annual compensation.

(12) Includes $1,238 for club dues, $672 for vehicle expenses, $2,628 for group term life insurance, and $4,500 for 401(k) employer matching contributions.

(13) Includes $15,690 for relocation expenses and $433 for group term life insurance in 1994. For 1995, includes $3,565 for club dues, $424 for group term life insurance and $4,500 of 401(k) employer matching contributions.

(14) Represents $3,982 of club dues, $439 of group term life insurance, and $4,500 of 401(k) employer matching contributions.

(15) Includes $60,860 for relocation expenses, $1,121 for group term life insurance and $1,312 of 401(k) employer matching contributions in 1994. For 1995, includes $2,556 for club dues, $1,096 for group term life insurance, $306 for travel and $4,500 of 401(k) employer matching contributions.

(16) Represents $4,486 of club dues, $1,136 of group term life insurance, and $4,500 of 401(k) employer matching contributions.

(17) Represents relocation expenses of $89,666 and $1,097 of 401(k) employer matching contributions in 1994 and $16,207 of relocation and $4,500 of 401(k) employer matching contributions in 1995. Also represents group term life insurance of $246 in 1994 and $350 in 1995. For 1996, represents $3,112 of club dues, $710 for group term life, and $4,500 of 401(k) employer matching contributions.


         The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during 1996.

                                       Option Grants in Last Fiscal Year

                                                                                                         Potential Realizable Value
                                                                                                         at Assumed Annual rates of
                                                                                                       Stock Price Appreciation for
                                                                                                                 Option Term
                                               Individual Grants
      (a)                        (b)                  (c)                 (d)           (e)            (f)                 (g)
                              Number of           % of Total
                              Securities            Options            Exercise
                              Underlying          Granted to            or Base
                               Options           Employees in            Price      Expiration
      Name                    Granted (#)          Fiscal Year           ($/Sh)         Date            5%                 10%
      ----                    -----------          -----------           ------         ----            --                 ---
Richard D.  Nikolaev             -0-                  N/A                 N/A           N/A            N/A                 N/A

Lewis H. Ferguson, III           -0-                  N/A                 N/A           N/A            N/A                 N/A
George G. Griffin, III           -0-                  N/A                 N/A           N/A            N/A                 N/A
Jack E. Parr, Ph.D.              -0-                  N/A                 N/A           N/A            N/A                 N/A
Richard H. Mazza                30,000              25.34%               21.00      10/1/06 (1)    347,337 (2)         855,507 (2)


(1)    Options were granted under the Company's 1993 Stock Option Plan.  Options under that Plan entitle holders to purchase shares of Class A Common Stock  and are  conditional  on  employment.  These  options  vest over a four-year  period (in successive yearly  increments of 20%, 20%, 25% and 35% of the  total grant) on the  anniversary  date of  October 1, 1996, but  can be accelerated at the Board's discretion.

(2)    Based upon the Company's internal risk adjusted valuation model, the options were granted to Mr. Mazza at the then current market value of $21.00.

                                                  Page 38 of 105


       The following table sets forth certain information with respect to stock options held at December 31, 1996 by the Named Executive Officers.


                               Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

              (a)                       (b)               (c)                        (d)                              (e)
                                                                                                               Value of Unexercised
                                                                                                                In-the-Money(1)
                                                                       Number of Securities                      Options at
                                       Shares                         Underlying Unexercised                     FY-end ($)
                                      Acquired           Value         Options at FY-end (#)                     Exercisable/
             Name                   on Exercise        Realized     Exercisable/ Unexercisable(2)               Unexercisable(3)
             ----                   -----------        --------    -----------------------------               --------------------
Richard D. Nikolaev                     -0-               -0-       a. 22,000 / 88,000 common                       -0- / -0-
                                        -0-               -0-       c. 15,000 /  5,000 common                   108,450 /36,150
Lewis H. Ferguson, III                  -0-               -0-       a.    -0- / 96,500 common                       -0- / 2,012,797
George G. Griffin, III                  -0-               -0-       a. 12,500 / 17,500 common                   260,725 / 365,015
                                                                    b.  1,500 / -0- preferred                       -0- / -0-
Jack E. Parr, Ph.D.                    12,500           260,725     a.    -0- / 17,500 common                       -0- / 365,015
                                                                    b.  1,500 / -0- preferred                       -0- / -0-
Richard H. Mazza                        -0-               -0-       a. 16,250 /  8,750 common                   338,943 / 182,508
                                        -0-               -0-       d.  8,000 / 32,000 common                       -0- / -0-

(1) Given the lack of a public trading market for the Company's equity securities at December 31, 1996, the fair market value of the unexercised options is necessarily subjective, subject to change and for the purposes of this table has been established by the Board of Directors of the Company at $21.00 per share of Class A Common Stock. Shares of preferred stock were valued at their cost and, accordingly, were not in-the-money at December 31, 1996.

(2) Options under Plan "a" are conditional on employment and vest over a four-year period (in successive yearly increments of 20%, 20%, 25% and 35% of the total grant) for these officers on the first through fourth anniversary of June 30, 1993 but can be accelerated at the Board's discretion. Options under Plan "b" are sold in units of 10 shares of Class A Common Stock and 1 share of Series A Preferred Stock and are conditioned only on employment as of March 31, 1995. Options under Plan "c" were issued under the Company's 1994 Non-Employee Stock Option Plan and vest equally over four years from the date of grant. Options held by Mr. Ferguson under Plan "a" are subject to vesting criteria set forth in the Letter Agreement. Options under Plan "d" are conditional on employment and vest over a four-year period (in successive yearly increments of 20%, 20%, 25% and 35% of the total grant) for these officers on the first through fourth anniversary.

(3) Values do not consider any tax payments related to the exercise of the options or sale of the underlying securities.

Director Compensation

         Directors of the Company are not compensated for their services as directors with the exception of (a) Mr. Walter Hennig, who receives $1,000 per day of service as a director and, in consideration of his role as a consultant to the Company, has been granted options to 5,000 shares of common stock of the Company and (b) Mr. Herbert Korthoff, who pursuant to the Letter Agreement receives an annual salary of $100,000 for his service as the Chairman of the Company's Board of Directors. Mr. Hennig's options vest over a four year period at the rate of 20%, 20%, 25% and 35% on the first through fourth anniversary of January 1, 1994. All non-employee directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending board or committee meetings.

Employment Contracts

         Mr. Nikolaev's 1997 salary and Mr. Ferguson's 1997 salary remain unchanged from prior year. Pursuant to the Letter Agreement, Mr.
Korthoff is paid an annual salary of $100,000, and is eligible to receive a bonus as the Board of Directors may determine.

         The Letter Agreement provides that the Company's Board of Directors will consist of seven directors or as otherwise provided under the Company's Restated Certificate of Incorporation. KKEP has the right to nominate three directors, Mr. Korthoff has the right to nominate three directors (one of whom is subject to KKEP's approval) and the holders of the Notes have the right to nominate one director to the Company's Board.

Board Compensation Committee Interlocks and Insider Participation

         The directors functionally acting as the Company's compensation committee are Mr. Korthoff and Mr. Kidd. Mr. Nikolaev and Mr. Kidd comprise the Option Committee. Mr. Kidd and Mr. Ferguson functionally act as the Company's Audit Committee. There are no other committees of the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following  tables set forth,  as of December 31, 1996,  information with  respect to the  beneficial  ownership of shares of the  Company's  Class A
Common Stock and Series A Preferred Stock by (i) each  stockholder  known by the
Company  to be the  beneficial  owner of more  than 5% of  either  class of such shares, (ii) each director of the Company, the Company's Chief Executive Officer
and each of the other Named Executive Officers (as defined in Item 11, Executive
Compensation),  and (iii) all directors and executive officers of the Company as a group. Unless otherwise  indicated,  the persons named in this table have sole voting power and investment power with respect to all shares  beneficially owned by them.
                                                                                              Amount and Nature of       Percentage
  Title of Class                       Name and Address of Beneficial Owners                  Beneficial Ownership         of Class
  --------------                       -------------------------------------                  --------------------       ----------
Class A Common Stock             Kidd Kamm Equity Partners, L.P.                                     5,353,820               44.3%
                                 Three Pickwick Plaza
                                 Greenwich, Connecticut  06830
                                 Herbert W. Korthoff                                                 1,797,150 (1)           14.88%
                                 444 August Drive
                                 Riverton, Wyoming 82501
                                 Barbara Korthoff                                                    1,797,150 (2)           14.88%
                                 Riverton, Wyoming 82501
                                 California Public Employee Retirement System                        1,143,737 (3)            9.47%
                                 1200 Prospect Street
                                 La Jolla, California  92037
                                 Princes Gate Investors, L.P.                                          741,110 (3)            6.14%
                                 1585 Broadway
                                 New York, New York  10036
                                 William J. Kidd                                                     5,353,820 (4)            44.3%
                                 c/o Kidd, Kamm & Company
                                 Three Pickwick Plaza
                                 Greenwich, Connecticut   06830
                                 Kurt L. Kamm                                                        5,353,820 (4)            44.3%
                                 c/o Kidd, Kamm & Company
                                 9454 Wilshire Boulevard, Suite 920
                                 Beverly Hills, California  90212
                                 Richard D. Nikolaev                                                    37,000 (5)              (7)
                                 Lewis H. Ferguson, III                                                479,920 (6)             4.0%
                                 George G. Griffin                                                      47,500                  (7)
                                 Jack E. Parr, Ph.D.                                                    47,500                  (7)
                                 Richard H. Mazza                                                       24,250                  (7)
                                 Walter S. Hennig                                                        3,250                  (7)
                                 Eric R. Hamburg                                                            -0-                 -0-
                                 All directors and officers as a group (10                           7,890,678               65.32%
                                 persons)




                                                               Page 41 of 105

(1) Includes 96,500 shares of Class A Common Stock held by Mr. Korthoff's wife, Barbara Korthoff, of which Mr. Korthoff disclaims beneficial ownership.

(2)      Includes 1,700,650 shares of Class A Common Stock held by
         Mrs. Korthoff's husband, Herbert Korthoff, of which Mrs. Korthoff disclaims beneficial ownership.

(3)      Shares subject to warrants currently exercisable.

(4) Deemed to be the beneficial owners of the Class A Common Stock beneficially owned by KKEP, since Mr. Kidd and Mr. Kamm control KKEP.

(5)      Represents shares subject to options that are exercisable currently.

(6) Includes 96,500 shares subject to repurchase by KKEP under certain conditions pursuant to the Letter Agreement, and includes 96,500 shares of Class A Common Stock issuable pursuant to options granted to Mr. Ferguson, which options may be exercisable within the next 60 days as determined by formula contained in the Letter Agreement.

(7)      Less than one percent (1%).




                                                                                      Amount and Nature of         Percentage
       Title of Class                Name and Address of 5% Beneficial Owner          Beneficial Ownership          of Class
       --------------                ---------------------------------------          --------------------          --------
Series A Preferred Stock          Kidd Kamm Equity Partners, L.P.                              535,382                  63.6%
                                  Three Pickwick Plaza
                                  Greenwich, Connecticut   06830
                                  Herbert W. Korthoff                                          179,715 (1)              21.3%
                                  444 August Drive
                                  Riverton, Wyoming 82501
                                  Barbara W. Korthoff                                          179,715 (2)              21.3%
                                  444 Augusta Drive
                                  Riverton, Wyoming 82501
                                  William J. Kidd                                              535,382 (3)              63.6%
                                  c/o Kidd, Kamm & Company
                                  Three Pickwick Plaza
                                  Greenwich, Connecticut   06830
                                  Kurt L. Kamm                                                 535,382 (3)              63.6%
                                  c/o Kidd, Kamm & Company
                                  9454 Wilshire Boulevard; Suite 920
                                  Beverly Hills, California  90212
                                  Richard D. Nikolaev                                              -0-                    -0-
                                  Lewis H. Ferguson, III                                        38,342 (4)               4.6%
                                  George G. Griffin                                              1,500 (5)                (6)
                                  Jack E. Parr, Ph.D.                                            1,500 (5)                (6)
                                  Richard H. Mazza                                                 -0-                    -0-
                                  Walter S. Hennig                                                 -0-                    -0-
                                  Eric R. Hamburg                                                  -0-                    -0-
                                  All directors and officers as a group (10
                                  persons)                                                     756,439                  89.8%


(1)      Includes 9,650 share of Series A Preferred Stock held by Mr. Korthoff's wife Barbara Korthoff, of which Mr. Korthoff disclaims beneficial ownership.
(2)      Includes 170,065 shares of Series A Preferred Stock held by Mrs. Korthoff's husband, Herbert Korthoff, of which
         Mrs. Korthoff disclaims beneficial ownership.
(3)      Deemed to be the beneficial owners of the Series A Preferred Stock beneficially owned by KKEP, since Mr. Kidd and Mr. Kamm control KKEP.
(4)      Includes 9,650 shares subject to repurchase by KKEP under certain conditions pursuant to the Letter Agreement.
(5)      Represents shares subject to options which are currently exercisable.
(6)      Less than one percent (1%).

                                                  Page 43 of 105

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management Agreement with Kidd Kamm & Company and its Affiliates

         Kidd Kamm & Company, an affiliate of KKEP, has a management services agreement with the Company pursuant to which it renders management, consulting and related services to the Company for an annual management fee of $360,000, subject to increases as determined by the Board of Directors of the Company, plus out-of-pocket expenses.

Tissue Engineering, Inc.

         In February, 1997, William J. Kidd and the other principals of Kidd and Company, LLC purchased common stock and warrants to acquire additional common stock options in Tissue Engineering Inc. (a company with which the Company entered into a joint venture agreement in 1996), Kidd and Company, LLC is providing financial advisory services to Tissue Engineering, Inc.

Transactions with Investors

         Stock Transactions. At the Acquisition closing date, Herbert W. Korthoff, the Company's Chairman, purchased 1,254,500 shares of Class A Common Stock and 125,450 shares of Series A Preferred Stock plus 96,500 shares of Class A Common Stock and 9,650 shares of Series A Preferred Stock purchased in his wife's name, by delivering to the Company two recourse promissory notes in his name, the H. Korthoff Group 1 Note in the principal amount of $1,232,877 with respect to the purchase of the H. Korthoff Group 1 Shares, consisting of 579,000 shares of Class A Common Stock and 57,900 shares of Series A Preferred Stock, and the H. Korthoff Group 2 Note in the principal amount of $1,438,356 with respect to the purchase of the H. Korthoff Group 2 Shares, consisting of 675,500 shares of Class A Common Stock and 67,550 shares of Series A Preferred Stock and by delivering to the Company two promissory notes in his wife's name, the Mrs. Korthoff Group 1 Note in the principal amount of $102,739 with respect to the purchase of the Mrs. Korthoff Group 1 Shares, consisting of 48,250 shares of Class A Common Stock and 4,825 shares of Series A Preferred Stock, and the Mrs. Korthoff Group 2 Note in the principal amount of $102,739 with respect to the purchase of the Mrs. Korthoff Group 2 Shares, consisting of 48,250 shares of Class A Common Stock and 4,825 shares of Series A Preferred Stock.

         On June 1, 1994, the Company requested that the holders of the Notes waive certain provisions of the Indenture to allow the Company to repurchase from Mr. Korthoff 798,380 shares of Class A Common Stock and 79,838 shares of Series A Preferred Stock for use in employee incentive programs. The Company was notified on July 22, 1994 of the approval of the holders of the Notes for such a transaction and accordingly repurchased such shares for $1,700,549 through a pro rata credit of that sum against the principal balance of the H. Korthoff Group 1 Note and the H. Korthoff Group 2 Note. On December 27, 1995, Herbert W. Korthoff and Barbara Korthoff paid the Company $1,176,162 representing the entire principal of the Korthoff Group 1 Note and Korthoff Group 2 Notes. The balance of the Group 1 Notes and Group 2 Notes, representing the accrued but unpaid interest on such notes, is evidenced by the Amended Note.

         Lewis H. Ferguson III, a director and officer of the Company, purchased at the Acquisition closing date 289,500 shares of Class A Common Stock and 28,950 shares of Series A Preferred Stock by delivering to the Company two recourse promissory notes, the Ferguson Group 1 Note in the principal amount of $410,959 with respect to the purchase of the Ferguson Group 1 Shares consisting of 193,000 shares of Class A Common Stock and 19,300 shares of Series A Preferred Stock and the Ferguson Group 2 Note (together with the Ferguson Group 1 Note, the "Ferguson Notes") in the principal amount of $205,480 with respect to the purchase of the Ferguson Group 2 Shares consisting of 96,500 shares of Class A Common Stock and 9,650 shares of Series A Preferred Stock.

         The Amended Note is full recourse and (i) will mature on June 30, 1998, subject to acceleration upon a sale of all or substantially all of the business, assets or issued and outstanding capital stock of the Company or the successful completion of an initial public offering by the Company of any of its equity securities pursuant to the Securities Act, and (ii) is secured by a pledge of, and the Company is entitled to offset, all dividends payable on the Series A Preferred Stock held by Herbert W. Korthoff and Barbara Korthoff. The Ferguson Notes are full recourse and (i) bear interest, payable semi-annually (but which interest may be, and to date has been, deferred and added to principal at the option of the maker), at the rate of 10% per annum, (ii) will mature on June 30, 1998, subject to acceleration upon a sale of all or substantially all of the business, assets or issued and outstanding capital stock of the Company or the successful completion of an initial public offering by the Company of any of its equity securities pursuant to a registration statement under the Securities Act, and (iii) are secured by the pledge of the Ferguson Group 1 and Ferguson Group 2 Shares to the Company.

         Pursuant to the Letter Agreement among KKEP, the Company and each of Mr. Korthoff, his wife and Mr. Ferguson, each dated June 30, 1993, upon the occurrence of an Event of Default (defined as including (a) any default in the payment of principal or interest which has continued for ten (10) business days, or (b) certain bankruptcy, insolvency or similar proceedings not dismissed, vacated or stayed within sixty (60) days) under the Ferguson Notes, the Company has the right to foreclose upon the Ferguson Shares, and KKEP has the right to elect to succeed to all the rights of the Company under said Ferguson Notes and related stock pledge agreements. In the event KKEP elects to succeed to all rights of the Company under said Ferguson Notes, KKEP must make full payment to the Company of the outstanding balance of the Ferguson Notes, as the case may be, and allow each of the other initial cash equity investors in the Company (except the defaulting noteholder) to participate in such purchase in proportion to their respective ownership of the capital stock of the Company.

         Mr. Ferguson also owns 9,650 shares of Series A Preferred Stock and 96,500 shares of Class A Common Stock of the Company which are subject to repurchase by KKEP or the Company in the event that KKEP has not achieved a certain target rate of return on its equity investment in the Company in accordance with a formula that is set forth in an attachment to the Letter Agreement. In addition, Mr. Ferguson holds options to purchase 96,500 shares of the Company's Class A Common Stock that vest only in the event that KKEP achieves the target rates of return described in the attachment to the Letter Agreement.

         Payments to Outside Counsel. Mr. Ferguson is a partner (on an extended leave of absence) in the law firm of Williams & Connolly, which the Company retained during fiscal years 1994, 1995 and 1996 and proposes to retain during fiscal year 1997.

         Officer and Director Arrangements. Mr. Korthoff's, Mr. Ferguson's and Mr. Nikolaev's salaries will remain unchanged for 1997.

         The Letter Agreement provides that the Company's Board of Directors will consist of seven directors or as otherwise provided under the Company's Restated Certificate of Incorporation. KKEP has the right to nominate three directors, Mr. Korthoff has the right to nominate three directors (one of which is subject to KKEP's approval) and the holders of the Notes have the right to nominate one director to the Company's Board. Messrs. Kidd, Kamm and Hamburg are of KKEP's nominees and Messrs. Korthoff, Ferguson, and Hennig are Mr. Korthoff's nominees. Neither KKEP nor the noteholders has nominated any other directors as of the date hereof.

         Principal Stockholders' Agreement. Pursuant to the terms of the Principal Stockholders' Agreement, except for certain permitted transfers including the repurchase by KKEP and such of the other parties to the agreement of a defaulting person's shares subject to pledge to the Company, no person subject thereto may sell any of his, her or its shares of capital stock of the Company.

         The Principal Stockholders' Agreement also provides that if, at any time prior to the third anniversary of the Principal Stockholders' Agreement and provided no Event of Default (as defined in the Indenture) has occurred and is continuing under the terms of the Indenture, the holders of more than 662/3% of the issued and outstanding shares (the "Requisite Percentage") determine to sell all of their shares in an arm's-length transaction to an unaffiliated third person, then all holders will sell all of their shares under the terms of the sale, subject to certain conditions, but not to any restrictions as to price. At any time after the third anniversary of the Principal Stockholders' Agreement, or at any time an Event of Default under the terms of the Indenture has occurred and is continuing at the time a contract of sale is entered into, the Requisite Percentage necessary to cause the other stockholders to sell their shares in a qualified transaction will be a majority-in-interest of the issued and outstanding shares of capital stock.

         The Principal Stockholders' Agreement also grants holders tag- along rights making any transfers subject to the right of other holders to participate in such transfer in proportion to their ownership of shares of the Company's capital stock at the same price per share being offered to the transferring holder. The Principal Stockholders' Agreement terminates on the closing of an underwritten public offering of the Company's shares of Common and Preferred Stock pursuant to a registration statement under the Securities Act declared effective by the Securities and Exchange Commission.

         Other Related Party Transactions. In 1995, Mr. Nikolaev was paid a consulting fee of $135,000 for consulting services performed for the Company. At the election of Mr. Nikolaev, such amount was paid to the company through which the services were rendered and which is owned by one of the members of his family.

         On June 30, 1994 Mr. Ferguson received a loan from the Company in the amount of $75,000 for the purchase of a residence. That loan bears interest at 7.25%, the prime rate as of June 30, 1994. The original note was due January 1, 1996, and has been extended until June 30, 1997, and is secured by Mr. Ferguson's stock in the Company.

                                                      PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

                  (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

                  1.      Financial Statements and Financial Statement
                          Schedules:

                          The "Index to Financial Statements" set forth on page 53 of this Form 10-K is incorporated herein by reference.

                          Schedules have been omitted because either they are not required or the information is included elsewhere in the financial statements and notes thereto.

                  2. Exhibits (Exhibits listed below without asterisks are filed herewith.)


EXHIBIT                   DESCRIPTION OF EXHIBIT
2.1*                      Purchase and Sale Agreement, dated May
                          14, 1993, among the Company, Dow Corning
                          and Dow Corning Wright Corporation.
3.1******                 Restated Certificate of Incorporation of
                          the Company dated September 25, 1995.
3.2*                      By-Laws of the Company.
4.1*                      Indenture dated as of June 30, 1993,
                          between the Company and the First
                          National Bank of Boston, as trustee.
4.1(a)*                   First Supplemental Indenture, dated as
                          of November 1, 1993, between the Company and The First National Bank of Boston.
4.2*                      Security Agreement dated as of June 30,
                          1993, between the Company and BancBoston
                          Trust Company of New York, as collateral agent acting on behalf of the First
                          National Bank of Boston.
4.3*                      Pledge Agreement, dated as of June 30,
                          1993, between the Company and BancBoston
                          Trust Company of New York, as collateral agent acting on behalf of The First
                          National Bank of Boston.
4.4*                      Form of Purchase Agreement, dated June
                          30, 1993, between the Company and the
                          purchasers of the Notes.

4.5*                      Registration Rights Agreement, dated as
                          of June 30, 1993, between the Company
                          and the purchasers of the Notes.
4.6*****                  Series B Preferred Stock Purchase and
                          Class A Common Stock Warrant Agreement,
                          dated July 29, 1994, between the Company
                          and CalPERS.
4.6(a)*******             Amendment No. 1 dated September 25, 1995
                          to Series B Preferred Stock Purchase and
                          Class A Common Stock Warrant Agreement,
                          dated July 29, 1994 between the Company
                          and CalPERS.
10.1*                     Product Manufacturing Agreement, dated
                          June 30, 1993, between the Company and
                          Dow Corning Corporation.
10.2*                     Revolving Credit Agreement, dated
                          September 30, 1993, between the Company
                          and Heller Financial, Inc.
10.3*                     Principal Stockholders' Agreement, dated
                          June 30, 1993, among the Company and
                          certain of its stockholders.
10.4*                     Omnibus Stockholders' Agreement, among
                          the Company and certain of its
                          stockholders.
10.5*                     License Agreement, dated June 25, 1993,
                          between the Company and Dr. Alfred B.
                          Swanson.
10.6****                  1993 Stock Option Plan
10.7****                  1993 Special Stock Option Plan
10.8****                  Employee Common Stock Grant Plan
10.9****                  Distributor Stock Purchase Plan
10.10*                    Industrial Development Lease Agreement
                          date  as  of  July  9,  1985  between  The  Industrial
                          Development Board of The City of Arlington,  Tennessee
                          (the "Arlington IDB") and Dow Corning Wright, Inc.
10.11*                    Lease and Security Agreement dated as of
                          April 1, 1974 between the Arlington IDB
                          and Wright Manufacturing Company
                          together with First Supplement to Lease
                          dated as of December 1, 1981.

10.12*                    Industrial Development Lease Agreement
                          dated as of June 29, 1984 between
                          Langston Associates and the Arlington
                          IDB.
10.13*                    Letter Agreements dated June 30, 1993
                          among the Company and certain of its
                          Stockholders with Promissory Notes and
                          Stock Pledge and Security Agreements
                          attached.
10.14***                  Letter Agreement dated June 30, 1993
                          between KKEP and Herbert W. Korthoff,
                          Lewis Ferguson, and Barbara Korthoff.
10.14(a)*****             Amendment dated July 29, 1994 to Letter
                          Agreement dated June 30, 1993 between
                          KKEP and Herbert W. Korthoff, Lewis
                          Ferguson, and Barbara Korthoff.
10.15*                    Agreement dated January 24, 1983,
                          between Leo A.  Whiteside, M.D. and the
                          Company.
10.16**                   Acquisition Agreement dated February 5,
                          1994, between the Company and
                          OrthoTechnique.
10.17*****                Distribution Agreement dated December
                          20, 1993, between the Company and Kaneka
                          Medix Corporation.
10.18*****                Research and Development Agreement dated
                          October 7, 1994, between the Company and
                          OsteoBiologics, Inc.
10.19***                  Acquisition Agreement dated December 8,
                          1994, between the Company and Orthomet.
10.20*****                1994 Distributor Stock Option Plan.
10.21*****                Non-qualified Stock Option Agreement for
                          Non-Employees.
10.22*******              Securityholders Agreement, dated
                          September 25, 1995, between the Company,
                          the purchasers named therein and PG
                          Investors, Inc., as agent.
10.23*******              Distribution Agreement dated February
                          22, 1996, between the Company and
                          Century Medical, Inc.

10.24********             Revolving Credit Agreement, dated
                          September 13, 1996 between the Company
                          and Sanwa Business Credit Corporation.

10.25                     Joint Venture Agreement, dated July 12,
                          1996 between the Company and Tissue
                          Engineering, Inc.
11.1                      Statement re:  Computation of earnings
                          per share.
12.1                      Statement re: Computation of ratios of
                          earnings to fixed charges and preferred
                          dividends.
21.1                      Subsidiaries of the Company.
23.2                      Consent of Arthur Andersen LLP
*                         Document incorporated by reference from
                          Registration Statement on Form S-4 No.
                          33-69286 filed by the Company on
                          November 10, 1993.
**                        Document incorporated by reference to
                          Current Report on Form 8-K dated as of
                          February 5, 1994.
***                       Document incorporated by reference to
                          Current Report on Form 8-K dates as of
                          December 8, 1994.
****                      Document incorporated by reference to
                          Annual Report on Form 10-K filed March 25, 1994.
*****                     Document incorporated by reference to
                          Annual Report on Form 10-K filed March 31, 1995.
******                    Document incorporated by reference to
                          Quarterly Report on Form 10-Q filed November 14, 1995.
*******                   Document incorporated by reference to
                          Annual Report on Form 10-K Filed March
                          31, 1996.
********                  Document incorporated by reference to
                          current report on Form 8-K dated as of
                          September 13, 1996.

                  (b)      Reports on Form 8-K

                           The registrant filed a current report on Form 8-K on September 13, 1996 regarding the Revolving Credit Agreement between the Company and Sanwa Business Credit
                           Corporation.

                                 SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WRIGHT MEDICAL TECHNOLOGY, INC.
                                    (Registrant)

                                    BY: /s/Richard D. Nikolaev
                                        Richard D. Nikolaev
                                        President and Chief Executive Officer

                                    DATE: March 25, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE (CAPACITY)                      DATE
                           President, Chief Executive
                           Officer, and Director
/s/Richard D. Nikolaev     (Principal Executive
Richard D. Nikolaev        Officer)                           March 25, 1997

                           Chief Financial Officer
                           and Executive Vice
/s/George G. Griffin,III   President (Principal
George G. Griffin, III     Financial Officer)                 February 25, 1997

/s/Lewis H. Ferguson,III   Senior Vice President
Lewis H. Ferguson, III     Secretary, and Direct              March 18, 1997

/s/Herbert W. Korthoff     Chairman of the Board of
Herbert W. Korthoff        Directors                          March 18, 1997

/s/William J. Kidd
William J. Kidd            Director                           February 25, 1997

/s/Kurt L. Kamm
Kurt L. Kamm               Director                           March 18, 1997

/s/Walter S. Hennig
Walter S. Hennig           Director                           March 18, 1997

/s/Gregory K. Butler       Vice President, Controller
Gregory K. Butler          and Assistant Secretary            March 18, 1997

/s/Eric R. Hamburg
Eric R. Hamburg            Director                           March 18, 1997

                                           INDEX TO FINANCIAL STATEMENTS


Wright Medical Technology, Inc.

     Report of Independent Public Accountants...............................54
     Consolidated Financial Statements:
         Consolidated Balance Sheets as of December 31, 1996
           and 1995 ........................................................55
         Consolidated Statements of Operations for the Year Ended
           December 31, 1996, 1995 and 1994.................................56
         Consolidated Statements of Cash Flows for the Year Ended
           December 31, 1996, 1995 and 1994.................................57
         Consolidated Statements of Changes in Stockholders'
           Investment for the Year Ended December 31, 1996, 1995
           and 1994.........................................................58
         Notes to Consolidated Financial Statements.........................59

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



          To the Stockholders of Wright Medical Technology, Inc.:

          We have audited the accompanying consolidated balance sheets of Wright Medical Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.





                                                           ARTHUR ANDERSEN LLP
     Memphis, Tennessee,
     March 14, 1997.

                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                                                    December 31,              December 31,
                                                                                        1996                      1995
                                                                                  ------------------        -----------------
ASSETS                                                                             (in thousands)            (in thousands)

Current Assets:
    Cash and cash equivalents                                                      $            910          $         1,126
    Trade receivables, net                                                                   18,289                   18,269
    Inventories, net                                                                         59,107                   54,815
    Prepaid expenses                                                                          1,692                    1,353
    Deferred income taxes                                                                       978                        -
    Other                                                                                     2,540                    1,948
                                                                                  ------------------        -----------------
       Total Current Assets                                                                  83,516                   77,511
                                                                                  ------------------        -----------------

Property, Plant and Equipment, net                                                           33,659                   39,141
Deferred Income Taxes                                                                             -                    2,608
Investment in Joint Venture                                                                   3,597                        -
Other Assets                                                                                 45,554                   55,111
                                                                                  ------------------        -----------------
                                                                                   $        166,326          $       174,371
                                                                                  ==================        =================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt                                              $            138          $           446
    Short-term borrowing                                                                      8,390                    3,900
    Accounts payable                                                                          6,063                    7,769
    Accrued expenses and other current liabilities                                           18,453                   17,550
    Deferred income taxes                                                                         -                    2,608
                                                                                  ------------------        -----------------
       Total Current Liabilities                                                             33,044                   32,273
                                                                                  ------------------        -----------------

Long-Term Debt                                                                               84,668                   84,462
Preferred Stock Dividends                                                                    17,999                   14,938
Other Liabilities                                                                             3,189                      570
Deferred Income Taxes                                                                           978                        -
                                                                                  ------------------        -----------------
       Total Liabilities                                                                    139,878                  132,243
                                                                                  ------------------        -----------------

Commitments and Contingencies (Notes 1, 3, 5 & 11)

Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation  value of $75.3 million,  including accrued and unpaid dividends of $4.1 million, 800,000 shares authorized, 600,000 shares
    issued and outstanding)                                                                  59,959                   46,757
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $40.3 million, including accrued and unpaid dividends
    of $5.3 million, 350,000 shares authorized, issued and outstanding)                      24,995                   20,548

Stockholders' Investment:
    Series A preferred stock,  $.01 par value,  (aggregate  liquidation value of
       $25.0 million,  including  accrued and unpaid dividends of $8.6 million),
       1,200,000 shares authorized,
       915,325 shares issued                                                                      9                        9
    Undesignated preferred stock, $.01 par value,
       650,000 shares authorized, no shares issued                                                -                        -
    Class A common stock, $.001 par value, 46,000,000 shares authorized,
       10,023,421 and 9,791,040 shares issued                                                    10                       10
    Class B common stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued                                                                           -                        -
    Additional capital                                                                       53,853                   51,470
    Accumulated deficit                                                                    (111,855)                 (76,557)
    Other                                                                                       516                      930
                                                                                  ------------------        -----------------
                                                                                            (57,467)                 (24,138)

    Less - Notes receivable from stockholders                                                (1,037)                  (1,037)
         Series A preferred treasury stock, 86,688 shares                                        (1)                      (1)
         Class A common treasury stock, 878,130 shares                                           (1)                      (1)
                                                                                  ------------------        -----------------
       Total Stockholders' Investment                                                       (58,506)                 (25,177)
                                                                                  ------------------        -----------------

                                                                                   $        166,326          $        174,371
                                                                                  ==================        =================

                     The accompanying notes are an integral part of these consolidated balance sheets.
                                                  Page 55 of 105




                              WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (in thousands, except earnings per share)


                                                                       Year Ended December 31,
                                                        ------------------------------------------------------
                                                             1996               1995                1994
                                                        ---------------    ---------------     --------------
Net sales                                                $      121,868     $      123,196      $      95,763

Cost of goods sold                                               44,433             33,722             43,610
                                                        ----------------   ----------------    ---------------

Gross profit                                                     77,435             89,474             52,153
                                                        ----------------   ----------------    ---------------

Operating expenses:
      Selling                                                    47,437             47,085             33,227
      General and administrative                                 19,357             23,358             23,274
      Research and development                                   13,196             12,728             15,083
      Purchased in-process research and development                   -                  -             27,700
      Equity in loss of joint venture                               500                  -                  -
                                                        ----------------   ----------------    ---------------
                                                                 80,490             83,171             99,284
                                                        ----------------   ----------------    ---------------

Operating income (loss)                                          (3,055)             6,303            (47,131)
Interest expense                                                (12,079)           (11,935)           (10,140)
Interest income                                                     132                613                931
Other income (expense), net                                         413                146               (921)
                                                        ----------------   ----------------    ---------------

Loss before income taxes                                        (14,589)            (4,873)           (57,261)

Income tax provision (benefit)                                        -              1,619             (7,881)
                                                        ----------------   ----------------    ---------------


Net loss                                                 $      (14,589)    $       (6,492)     $     (49,380)
                                                        ================   ================    ===============

Loss applicable to common stock                          $      (35,298)    $      (19,783)     $     (53,166)
                                                        ================   ================    ===============

Loss per share of common stock                           $       (3.90)     $        (2.24)     $       (6.10)
                                                        ================   ================    ===============

Weighted average common shares outstanding                       9,059               8,825              8,717
                                                        ================   ================    ===============





                      The accompanying notes are an integral part of these statements.




                                                  Page 56 of 105



                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (in thousands)

                                                                                 Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                        1996               1995               1994
                                                                   ---------------    ----------------   ---------------
      Cash Flows From Operating Activities:
           Net loss                                                 $     (14,589)     $       (6,492)    $     (49,380)
           Adjustments to reconcile net loss to
             net cash used in operating activities:
                Depreciation                                                7,007               7,272             7,246
                Instrument amortization                                     4,265               4,337                 -
                Provision for instrument reserves                           3,647                   -                 -
                Provision for excess/obsolete inventory                      (453)             (2,369)           12,114
                Provision for sales returns                                  (247)                290              (497)
                Deferred income tax provision (benefit)                         -               1,270            (8,455)
                Deferred income                                             1,502                   -                 -
                Amortization of intangible assets                           3,266               3,747             1,351
                Amortization of deferred financing costs                    1,361               1,036               829
                Loss on disposal/abandonment of equipment                     485                  97               138
                Equity in loss of joint venture                               500                   -                 -
                Purchased in-process research and development                   -                   -            27,700
                Other                                                         614                (178)             (126)
                Changes in assets and liabilities, net of effect of
                  purchases of businesses
                      Trade receivables                                       442                (522)             (769)
                      Inventories                                          (3,335)            (18,101)           (2,606)
                      Other current assets                                 (1,104)                (77)             (166)
                      Accounts payable                                     (1,706)              2,741            (3,282)
                      Accrued expenses and other liabilities               (1,380)            (16,848)           11,095
                      Other assets                                           (840)             (1,869)           (2,903)
                                                                   ---------------    ----------------   ---------------
                Net cash used in operating activities                        (565)            (25,666)           (7,711)
                                                                   ---------------    ----------------   ---------------

      Cash Flows From Investing Activities:
           Capital expenditures                                            (3,778)            (12,525)          (10,550)
           Purchases of businesses, net of cash acquired                        -                   -           (60,688)
           Other                                                             (884)             (1,139)             (497)
                                                                   ---------------    ----------------   ---------------
                Net cash used in investing activities                      (4,662)            (13,664)          (71,735)
                                                                   ---------------    ----------------   ---------------

      Cash Flows From Financing Activities:
           Net proceeds from short-term borrowings                          4,490               3,900                 -
           Proceeds from issuance of stock and stock warrants               1,278              33,409            59,493
           Payments of debt issuance costs                                   (387)                  -                 -
           Payments of debt                                                  (446)               (641)              (63)
           Proceeds from stockholders on notes receivable                       -               1,225               855
           Other                                                               76                (509)               44
                                                                   ---------------    ----------------   ---------------
                Net cash provided by financing activities                   5,011              37,384            60,329
                                                                   ---------------    ----------------   ---------------


      Net decrease in cash and cash equivalents                              (216)             (1,946)          (19,117)
      Cash and cash equivalents, beginning of period                        1,126               3,072            22,189
                                                                   ---------------    ----------------   ---------------
      Cash and cash equivalents, end of period                      $         910      $        1,126     $       3,072
                                                                   ===============    ================   ===============

      Supplemental Disclosure of Cash Flow Information:
           Cash paid for interest                                   $      10,474      $       11,885     $       9,336
                                                                   ===============    ================   ===============
           Cash paid for income taxes                               $          33      $          234     $         786
                                                                   ===============    ================   ===============

                                   The accompanying notes are an integral part of these statements.


                                                  Page 57 of 105


                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                                  (in thousands)
                            Number of Shares                                                              Notes
                         Series A     Class A    Series A   Class A                                    Receivable
                        Preferred     Common     Preferred  Common    Additional  Accumulated              From     Treasury
                          Stock        Stock       Stock     Stock      Capital    Deficit      Other  Stockholders   Stock    Total
  BALANCE, 12/31/93          920       9,290        $9        $9      $19,589     ($3,608)       $-      ($4,397)     $-    $11,602
Purchase of treasury stock     -           -         -         -       (1,740)          -         -        1,573      (2)      (169)
Issuance of common stock
 warrants                      -           -         -         -       12,681           -         -            -       -     12,681
Acquisition of business        -         170         -         -        2,336           -         -            -       -      2,336
Preferred stock dividend       -           -         -         -            -      (3,447)        -            -       -     (3,447)
Payments on stockholder
 notes receivable              -           -         -         -            -           -         -          855       -       855
Accretion of preferred
 stock discount                -           -         -         -            -        (339)        -            -       -       (339)
Net loss                       -           -         -         -            -     (49,380)        -            -       -    (49,380)
Other                         (4)        (19)        -         -          (80)          -       439            -       -        359
                         ----------- ----------- ---------- --------- --------- -----------  ---------  ----------   ----- ---------
  BALANCE, 12/31/94          916       9,441         9         9       32,786     (56,774)      439       (1,969)     (2)   (25,502)
Issuance of common stock       -         350         -         1          497           -         -            -       -        498
Issuance of common stock
  warrants                     -           -         -         -       18,187           -         -            -       -     18,187
Preferred stock dividend       -           -         -         -            -     (10,455)        -            -       -    (10,455)
Payments on stockholder
  notes receivable             -           -         -         -            -           -         -        1,225       -      1,225
Accretion of preferred
 stock discount                -           -         -         -            -      (2,836)        -            -       -     (2,836)
Net loss                       -           -         -         -            -      (6,492)        -            -       -     (6,492)
Other                         (1)          -         -         -            -           -       491         (293)      -        198
                         ----------- ----------- ---------- --------- --------- -----------  ---------  ----------   ----- ---------
  BALANCE, 12/31/95          915       9,791         9        10       51,470     (76,557)      930       (1,037)     (2)   (25,177)
Issuance of common stock       -         232         -         -        2,383           -         -            -       -      2,383
Preferred stock dividend       -           -         -         -            -     (14,251)        -            -       -    (14,251)
Accretion of preferred
  stock discount               -           -         -         -            -      (6,458)        -            -       -     (6,458)
Net loss                       -           -         -         -            -     (14,589)        -            -       -    (14,589)
Other                          -           -         -         -            -           -      (414)           -       -       (414)
                         ----------- ----------- ---------- --------- --------- -----------  ---------  ----------  ------ ---------
  BALANCE, 12/31/96          915      10,023        $9       $10      $53,853   ($111,855)     $516      ($1,037)    ($2)  ($58,506)
                         =========== =========== ========== ========= ========= ===========  =========  ==========  ====== =========

               The accompanying notes are an integral part of these statements.

                                                  Page 58 of 105

                              WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business -

        Wright Medical Technology, Inc. and its subsidiaries (the "Company") engage in the business of developing, manufacturing and selling orthopaedic products, principally knee and hip implants. The Company's products are designed to restore mobility and relieve pain through the replacement of damaged or diseased joints. The Company distributes its products through various distributors with approximately 75% of its products sold in the United States. The Company purchased substantially all of the assets of Dow Corning Wright Corporation ("DCW") on June 30, 1993 (the "DCW Acquisition").

Liquidity and Capital Resources -

        Since the DCW Acquisition, the Company's strategy has been to position itself for aggressive growth through new product development and the acquisition of new technologies through license agreements, joint venture arrangements and the purchase of other companies in the orthopaedic industry (see Note 2). The Company has funded this strategy through the sale of $85 million of senior debt securities and the contribution of approximately $15 million of equity at the time of the DCW Acquisition. Further, the Company has obtained additional capital through the issuance of $60,000,000 of Series B Preferred Stock in 1994 and $35,000,000 of Series C Preferred Stock in 1995 (see Note 8). The Company has also funded its growth and working capital requirements through the use of revolving lines of credit (see Note 7).

        The Company has incurred significant losses since its inception and anticipates incurring a loss during 1997. Additionally, the Company's projected working capital requirements for 1997 indicate a continued reliance on its revolving credit facility. Accordingly, management continues to closely monitor the Company's working capital needs and believes that the Company's current revolving line of credit will be sufficient to meet its working capital requirements throughout 1997.

        In July 1998, the Company's first annual sinking fund payment of $28.3 million is due on its senior debt securities. Prior to that time, management believes that it will need to effect a recapitalization plan for the Company. In this regard, management has begun discussions with a limited number of investment banks to assess the various alternatives available to the Company including, without limitation, refinancing its senior debt securities and an initial public offering of equity securities. Management believes that a successful plan of recapitalization will be completed prior to July, 1998; however, there can be no assurance that such a recapitalization plan can be consummated.

Significant Risks and Uncertainties -

        Inherent in the accompanying financial statements are certain risks and uncertainties. These risks and uncertainties include, but are not limited to, timely development and acceptances of new products, impact of competitive products, regulatory approval of new products, regulation of current products, disposition of certain litigation matters (see Note 11) and the Company's ability to accurately forecast and manage its working capital requirements.


Significant Accounting Policies -

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its investment in the Orthopaedic Tissue Technology L.L.C. joint venture under the equity method of accounting.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.

Allowance for Returns

        An allowance is maintained for anticipated future returns of products sold by the Company. An allowance for returns of approximately $0.6 million and $1.2 million is included as a reduction of trade receivables at December 31, 1996 and December 31, 1995, respectively.

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method. Inventory reserves are established to reduce the carrying amount of obsolete and excess inventory to its net realizable value. The Company principally follows an inventory reserve formula that reserves inventory balances based on historical and forecasted sales.

        Statement of Position 94-6 ("SOP 94-6"), issued by the American Institute of Certified Public Accountants, requires, among other things, certain disclosures regarding the use of estimates in the preparation of financial statements. SOP 94-6 was required to be adopted by the Company in 1995. In that regard, management has made its best estimate in determining the required level of the inventory reserves discussed above and does not expect any material changes thereto; however, given the subjective nature of the reserves, the Company's estimate of the required reserves could change in the future.

Property and Depreciation

        Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over estimated useful lives of 15 to 20 years for land improvements, 15 to 45 years for buildings, 3 to 10 years for machinery and equipment, and 5 to 15 years for furniture, fixtures and equipment. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resulting gain or loss is included in income.

        Instruments loaned to and used by surgeons in the implantation of the Company's products are included in property, plant and equipment and depreciated on a straight-line basis over periods not to exceed five years with adjustments made as necessary for identified impairments in carrying value.

Impairment of Long-Lived Assets

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. During 1996, the Company adopted SFAS No. 121 which did not have a material effect on its consolidated financial position or operating results.

Goodwill and Other Intangible Assets

        The cost of intangible assets is amortized over the estimated periods benefited, but not exceeding 40 years. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. These analyses necessarily involve significant management judgement. At December 31, 1996, management believes that the carrying value of its goodwill and other intangibles is realizable.

Stock-Based Compensation

        In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting. Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations, but will be required to provide pro forma disclosures of the compensation expenses determined under the fair-value provisions of SFAS No. 123, if material. The Company adopted the disclosure provisions only of SFAS No. 123 during 1996.

Income Taxes

        Income taxes are accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries where the subsidiaries do not have the capability to remit earnings in the foreseeable future and when earnings are considered permanently invested. Undistributed earnings of foreign subsidiaries at December 31, 1996 are insignificant.

Research and Development Costs

        Research and development costs are charged to expense as incurred or when expenditures for such costs are contractually obligated and the amount is determinable.

Foreign Currency Translation

        Revenues and expenses for foreign activities are translated at average exchange rates during the period. Assets (primarily inventories and receivables) located outside the U.S. are translated into U.S. dollars using end-of-period exchange rates. The cumulative foreign currency translation adjustment at December 31, 1996 and 1995 is not significant.

Earnings Per Share

        Net loss per common share is computed by dividing net loss, plus preferred stock dividends and accretion, by the weighted average common shares outstanding during the period. Because of the net loss applicable to common stock, the assumed exercise of common stock equivalents has not been included in the computation of weighted average shares outstanding because their effect would be anti-dilutive.

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        - Cash and cash equivalents - The carrying amount approximates fair value because of the short maturities of the cash equivalents.

        - Long-term debt - At December 31, 1996 and 1995, the fair value of the Series B Notes was approximately $85.9 million and $86.7 million, respectively, based upon market quotes provided by an investment banker. The carrying amount of these notes was approximately $84.4 million and $84.3 million at December 31, 1996 and 1995, respectively.

        - Series B and C preferred stock - These are specialized instruments with various terms and preferential treatment which render it impracticable to determine their current fair value.

        - Noncurrent distributor receivables - The fair value is based upon the anticipated cash flows discounted at rates currently established by management. The fair value of these receivable balances at December 31, 1996 and 1995 approximates book value.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 1996 presentation.


2.      ACQUISITIONS OF BUSINESSES

Orthopaedic Tissue Technology, L.L.C.

        On July 12, 1996 the Company and Tissue Engineering, Inc. entered into a joint venture agreement to create a joint venture named Orthopaedic Tissue Technology, L.L.C. ("OTT"). The Company executed a promissory note for
$1,500,000 of which $630,000 was drawn in 1996. The Company will also make additional funding contributions of $1,500,000 to OTT on July 12, 1997 and 1998. Tissue Engineering, Inc. contributed the license to certain proprietary technology to OTT. The Company has a 49% equity interest in OTT and will receive 50% of OTT's annual profit/ losses. OTT will develop and distribute biological products for musculoskeletal applications. Products are designed to reproduce the events of tissue formation including the treatment of medical conditions involving disease, injury or deterioration of ligaments, tendons, cartilage or bone and sports related injuries. The Company accounts for its investment in OTT under the equity method of accounting and has reflected the present value of its future funding commitments as a liability in the accompanying consolidated financial statements.

U.S. Gypsum

        On September 30, 1996, the Company entered into an Asset Purchase Agreement to purchase the biomaterials business of the Industrial Gypsum Division of United States Gypsum Company ("USG"). The Company will pay $750,000 for this business in four quarterly installments beginning on December 31, 1996. The purchase price was principally allocated to existing patents and will be amortized over 5 years. The Company also receives the right to sell and distribute the OSTEOSET(TM) medical grade calcium sulfate pellets for a 25 year period. The Company will pay USG a royalty of 6% of sales, net of commissions, on this product.

Orthomet

        On December 8, 1994, the Company acquired Orthomet, Incorporated ("Orthomet"), a Minnesota corporation, for a cash price of approximately $64.6 million, including related fees and expenses. Orthomet designed, manufactured and marketed selected orthopaedic reconstructive implants and related surgical instrumentation. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of operations of Orthomet from December 8, 1994.

        The accompanying financial statements include the estimated fair value of assets acquired and liabilities assumed by the Company. A summary of the purchase transaction and the final allocation of the purchase price is as follows (in thousands):

Purchase price:
    Cash purchase price                                           $     62,906
    Transaction fees and expenses                                        1,678
                                                                 --------------
        Total purchase price                                      $     64,584
                                                                 ==============
Allocated to assets and liabilities as follows:
  Current assets, including cash of $8,816                        $     21,130
  Property, plant and equipment                                          3,496
    In-process research and development                                 20,700
    Other identifiable intangible assets                                 5,992
    Excess of cost over net assets acquired                             29,302
    Current liabilities                                                (10,787)
    Other noncurrent items, net                                         (5,249)
                                                                 --------------
                                                                  $     64,584
                                                                 ==============

        The amount allocated to in-process research and development was expensed immediately following the acquisition because, in the opinion of management, the technological feasibility of the in-process technology had not yet been established and the technology has no alternative future use. Excess of cost over net assets acquired is being amortized over 20 years on a straight-line basis.

Questus

        On October 13, 1994, the Company acquired Questus Corporation ("Questus"), a Massachusetts corporation, following the spin-off by Questus of certain of its lines of business. The portion of Questus acquired by the Company is in the business of medical device and arthroscopic research and development.

        In exchange for the Questus shares, the Company paid $2 million in cash and issued 169,630 shares of Class A Common Stock. An additional 84,818 shares of Class A Common Stock are held in escrow until certain research and development milestones are achieved; in connection therewith, the Company has committed to the former Questus shareholders to spend $5 million towards the achievement of these milestones. Additionally, the Company will pay the former Questus shareholders a royalty equal to 5% of net sales of certain products.

        The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of operations of Questus from October 13, 1994. A summary of the purchase transaction and the allocation of the purchase price is as follows (in thousands):

Purchase price:
  Cash paid                                                         $    2,000
  Value of Company shares issued                                         2,336
  Transaction fees and expenses                                             62
                                                                    -----------
     Total purchase price                                           $    4,398
                                                                    ===========
Allocated to assets and liabilities as follows:
  In-process research and development                               $    7,000
  Deferred income taxes                                                 (2,660)
  Other                                                                     58
                                                                    -----------
                                                                    $    4,398
                                                                    ===========

        The amount allocated to in-process research and development was expensed immediately following the acquisition because, in the opinion of management, the technological feasibility of the in-process technology had not yet been established and the technology has no alternative future use.

OrthoTechnique

        On February 5, 1994, the Company acquired 100% of the outstanding capital stock of OrthoTechnique S.A. ("OrthoTechnique") which is headquartered in France. The purchase price, including acquisition costs, was 28.9 million French francs (approximately U.S. $4.9 million) plus additional consideration contingent upon OrthoTechnique's future operating results. OrthoTechnique is in the business of distributing medical implants throughout France, including products manufactured by the Company.

        The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of operations of OrthoTechnique from the acquisition date. The acquisition resulted in approximately $3.1 million of excess of cost over fair value of net assets acquired, which is being amortized on a straight-line basis over 40 years.

        An allocation of the purchase price is as follows(in thousands):

Current assets, including cash of $888                              $   3,591
Excess of cost over net assets acquired                                 3,093
Current liabilities                                                    (2,084)
Other                                                                     288
                                                                    ----------
                                                                    $   4,888
                                                                    ==========

Pro Forma Financial Information

        Unaudited pro forma financial information relating to the Orthomet and OrthoTechnique acquisitions is as follows (in thousands, except per share amounts):

                                                                        1994
                                                                   ------------
Net sales                                                          $   121,799
Net loss                                                               (25,620)
Net loss per share of common stock                                 $     (3.93)


        The pro forma results are not necessarily indicative of what would have occurred had the acquisitions actually been consummated at the beginning of the period presented, or of future results of the combined companies.

3.      INVENTORIES

        The  components  of  inventories,  net of  reserves,  are as follows (in thousands):
                                                               December 31,
                                                       ------------------------
                                                          1996           1995
                                                       ---------       --------
Raw materials                                          $   2,214       $  3,146
Work in process                                           10,186         10,971
Finished goods                                            36,388         35,650
Surgical instruments                                      10,319          5,048
                                                       ---------       --------
                                                       $  59,107       $ 54,815
                                                       =========       ========

        In April 1996, the Company instituted a new surgical instrument program with its domestic distributor network. The program makes more of the Company's surgical instruments available for sale to its distributors and, thus, reduces the demand for loaner instruments. Concurrent with this program adoption, the Company reclassified approximately $8.5 million of surgical instruments from property, plant and equipment to inventory at their net book value.

        Generally, the Company's products are subject to regulation by the Food and Drug Administration ("FDA"). Currently, management believes that the Company's products comply with applicable FDA regulations and that the Company has no significant inventory levels of products awaiting FDA approval that, if such approvals were denied, would have a material effect on the consolidated financial position or operating results of the Company.


4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):
                                                              December 31,
                                                        ------------------------
                                                            1996         1995
                                                        -----------   ----------
Land and land improvements                               $     844     $   859
Buildings                                                    5,696       5,619
Machinery and equipment                                     25,036      22,824
Furniture, fixtures and equipment                           13,033      12,672
Loaner instruments                                          14,174      17,633
                                                        -----------   ----------
                                                            58,783      59,607
Less:  Accumulated depreciation                            (25,124)    (20,466)
                                                        -----------   ----------
                                                         $  33,659     $39,141
                                                        ===========   -=========

5.      INTANGIBLE ASSETS

        Other  assets  include   certain   intangible   assets  as  follows  (in
thousands):
                                                              December 31,
                                                        ------------------------
                                                             1996         1995
                                                        -----------  -----------
Excess of cost over net assets acquired                  $  35,461    $  35,629
Distribution network                                         4,800        4,800
Patents, licenses and trademarks                             3,137        2,439
Other                                                        3,004        2,962
                                                        -----------  -----------
                                                            46,402       45,830
Less:  Accumulated amortization                             (8,528)      (5,656)
                                                        -----------  -----------
                                                         $  37,874    $  40,174
                                                        ===========  ===========

                                                  Page 67 of 105

        Excess of cost over net assets acquired is being amortized over periods ranging from 10 to 40 years on a straight-line basis. Other intangibles are being amortized over periods ranging from 2 to 25 years on either a straight-line or double declining balance basis.

6.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        A detail of accrued expenses and other current liabilities is as follows
(in thousands):
                                                             December 31,
                                                       -------------------------
                                                           1996          1995
                                                       ------------  -----------
Interest                                                 $   4,668    $   4,619
Employee benefits                                            3,489        2,350
Joint venture                                                2,105            -
Research and development                                         -        2,600
Commissions                                                  1,358        1,385
Taxes                                                          761        1,194
Distributor product reserve                                    161          618
Professional fees                                            1,088        1,020
Other                                                        4,823        3,764
                                                        -----------  -----------
                                                         $  18,453    $  17,550
                                                       ============  ===========

7.      LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):
                                                              December 31,
                                                        ------------------------
                                                            1996        1995
                                                        ------------ -----------
10-3/4% Series B Senior Secured
  Notes, net of unamortized
  discount of $572 and $735                               $ 84,428    $  84,265
Capital lease obligations                                      378          643
                                                         ----------  -----------
                                                            84,806       84,908
Less current portion                                          (138)        (446)
                                                         ----------  ----------
                                                          $ 84,668    $  84,462
                                                         ==========  ==========

        On June 30, 1993, the Company issued 10-3/4% Series A Senior Secured Notes (the "Series A Notes") with an aggregate principal amount of $85 million. Attached to the Series A Notes were 350,000 common stock purchase warrants which were sold for $.02 per warrant. The Series A Notes were issued at 99.389% of par resulting in an effective interest rate of approximately 10-7/8%.

        The Series A Notes were issued pursuant to a Registration Rights Agreement whereby the Company agreed to use its best efforts to effect a registration statement for a new issue of senior secured notes of the Company identical in all respects to the Series A Notes. On December 8, 1993, an exchange offer was consummated whereby the Company issued $85 million of 10-3/4% Series B Senior Secured Notes (the "Series B Notes") in exchange for the Series A Notes. In connection with the issuance of the Series A Notes and Series B Notes, the Company incurred costs aggregating approximately $3.9 million which have been deferred and are being amortized over the 7-year term of the Series B Notes.

        The Series B Notes mature on July 1, 2000 and are subject to certain optional and mandatory redemption provisions. On or after July 1, 1996, the Company has the option to redeem the Series B Notes, in whole or in part, at the following redemption price (expressed as a percentage of principal amount):

           Date                                Percentage
           ----                                ----------

      July 1, 1996 - June 30, 1997                106%
      July 1, 1997 - June 30, 1998                103%
      July 1, 1998 and thereafter                 100%

        The mandatory redemption provision of the Series B Notes requires sinking fund payments of approximately $28.3 million on July 1, 1998 and 1999. If a change in control, as defined, of the Company occurs, the note holders have the right to require the Company to repurchase, in whole or in part, the Series B Notes at 101% of the aggregate principal amount of the Series B Notes.

        Certain restrictions apply to the Series B Notes which limit, among other things, (a) the issuance of additional debt or preferred stock, (b) payment of cash dividends on, and redemption of, the Company's capital stock,
(c) consolidations, mergers, transfers or sales of all or substantially all of the Company's assets and (d) transactions with affiliates. Additionally, the Company is required to maintain specified levels of consolidated net worth, as defined, throughout the term of the Series B Notes. At December 31, 1996, the Company is in compliance with the Series B Notes covenants. Based upon current operating projections, management believes the Company will meet its consolidated net worth requirements as of December 31, 1997, its next scheduled compliance date. However, to meet the consolidated net worth test at December 31, 1997, the Company will be required to pay dividends "in-kind" on the Series B Preferred Stock (see Note 8) during 1997. Also, there can be no assurance that the Company will achieve its operating plan for 1997.

        The Series B Notes are secured by a first priority security interest in certain of the fixed assets, intellectual property rights and other intangible assets of the Company, now in existence or hereinafter acquired, other than cash, cash equivalents, accounts receivable and inventory, and by a first priority pledge of all the capital stock of all current and future subsidiaries of the Company.

        At December 31, 1996, the fair value of the Series B Notes was approximately $85.9 million based upon a market quote provided by an investment banker.

        The Company had available to it a $30 million revolving line of credit with Heller Financial, Inc. (the "Heller Agreement") that expired in September, 1996. The Company's projected cash flow requirements indicated that a similar revolving credit agreement was needed to fund the on going working capital needs of the Company. Management negotiated with several financial institutions and on September 13, 1996, finalized and closed a Loan and Security Agreement with Sanwa Business Credit Corporation (the "Sanwa Agreement") for a $25 million (which can increase to $30 million upon the occurrence of certain events) revolving line of credit which expires in September, 1999. As of December 31, 1996, this agreement provided an eligible borrowing base of $19.4 million and the Company had drawn $8.4 million pursuant to this agreement. During 1996, borrowings under the Heller and Sanwa Agreements averaged $12.5 million with a maximum amount borrowed of $16.1 million, as compared to 1995 when borrowings averaged $15.1 million and reached a high of $29.0 million. Borrowings under this agreement are collateralized by the Company's accounts receivable and inventories and bear interest at prime plus 1.5%. A guaranty fee of 3% per annum is required on any letter of credit guaranties.

        The agreement places various restrictions on the Company which limit, among other things, (a) additional indebtedness, (b) acquisitions, (c) consolidations, mergers, sales of all or substantially all of the Company's assets and (d) transactions with affiliates. Additionally, the Company must meet a specified cash flow coverage ratio.


8.      CAPITAL STOCK

Common Stock

        Two classes of common stock of the Company have been authorized for issuance: Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock. There are currently no shares of Class B Common Stock outstanding. Subject to any preferential rights of any outstanding series of preferred stock designated by the Board of Directors, the holders of Class A Common Stock are entitled to receive, ratably, with the holders of any Class B Common Stock, such dividends, if any, as may be declared from time to time by the Board of Directors.

        Pursuant to a restated certificate of incorporation dated September 25, 1995 (the "Restated Certificate"), the Company has 47,000,000 authorized shares of common stock consisting of 46,000,000 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock.

Preferred Stock

        Pursuant to the Restated Certificate, the Company has 3,000,000 authorized shares of preferred stock consisting of 1,200,000 shares of Series A Preferred Stock, 800,000 shares of Series B Preferred Stock, 350,000 shares of Series C Preferred Stock, and 650,000 shares of undesignated preferred stock. The Series C Preferred Stock is senior to the Series A Preferred Stock and junior to the Company's Series B Preferred Stock with respect to dividends and rights upon liquidation.

        The Series A Preferred Stock is voting stock and, upon liquidation or dissolution of the Company, entitles the holders to a preferential distribution, subordinate to the Series B and Series C Preferred Stock, from the assets legally available for distribution to stockholders after the payment of all debts and liabilities of the Company. At December 31, 1996, the aggregate preferential distribution would amount to $25.0 million, including accrued and unpaid dividends ($8.6 million).

        Dividends on the Series A Preferred Stock accumulate at the rate of 12% per annum for a five-year period and at the rate of 15% per annum thereafter, subject to escalation in the event of delinquency in the payment of the dividends; as of December 31, 1996, the dividend rate had escalated to 16.86% per share. Dividends can be paid on the Series A Preferred Stock at the Company's discretion and the Series A Preferred Stock is redeemable at any time at the option of the Company; such dividend and redemption rights are currently restricted, however, by the indenture relating to the Series B Notes.

        On July 29, 1994, the Company and California Public Employees' Retirement System ("CalPERS") entered into a Series B Preferred Stock Purchase and Class A Common Stock Warrant Agreement whereby the Company would have the option, for a period of 30 months after July 29, 1994, to sell up to $60 million of Series B Preferred Stock to CalPERS. On July 29, 1994, the Company sold 150,000 shares of the Series B Preferred Stock and 254,684 warrants to purchase Class A Common Stock to CalPERS for $15 million. On October 31, 1994, the Company sold 450,000 shares of Series B Preferred Stock and 764,053 warrants to purchase Class A Common Stock to CalPERS for $45 million. Each warrant (exercise price of $.001 per share) entitles CalPERS to purchase from the Company one share of Class A Common Stock at any time. The Company may be required to issue additional warrants to CalPERS to allow CalPERS to achieve a certain return on its investment in the Company.

        The Series B Preferred Stock is non-voting and, upon liquidation or dissolution of the Company, the holders of the Series B Preferred Stock are entitled to a preferential distribution from the assets legally available for distribution to stockholders after the payment of all debts and liabilities of the Company. As of December 31, 1996, such aggregate preferential distribution would amount to $75.3 million, including accrued and unpaid dividends ($4.1 million).

        Dividends on the Series B Preferred Stock are payable on January 2 and July 1 of each year, subject to the dividend restrictions in the indenture relating to the Series B Notes. The dividend rate, originally $10 per share, is subject to escalation in the event of delinquency in the payment of the dividends; as of December 31, 1996, the dividend rate had escalated to $12.10 per share. The Company has the option to pay dividends in either cash or additional shares of Series B Preferred Stock.

        On February 25, 1997, the Company's Board of Directors declared a dividend "in-kind" of $11.2 million to the Series B Preferred Stock shareholders by issuing 111,910 shares of Series B Preferred Stock to shareholders of record as of December 31, 1996. Accordingly, this "in-kind" dividend has been reflected in the carrying amount of the Mandatorily Redeemable Series B Preferred Stock in the accompanying consolidated balance sheet. Subsequently, the Company declared an additional "in-kind" dividend of $5.3 million by issuing 53,485 shares of Series B Preferred Stock to its Series B Preferred Stock shareholders as of February 28, 1997.

        The Series B Preferred Stock is subject to an optional redemption by the Company. The Company must pay a premium of 6-1/2% if such redemption occurs prior to July 29, 1997, and a 5% premium during the subsequent 24 months. Unless earlier redeemed, the Company must redeem all Series B Preferred Stock on July 29, 2002. The Series B Preferred Stock also may be redeemed at the option of the holder in certain circumstances. The terms of the Series B Preferred Stock limit, among other things, (a) the issuance of additional capital stock, (b) consolidations, mergers, transfers or sales of all or substantially all of the Company's assets, (c) payment of dividends on and redemption of the Company's capital stock, and (d) additional indebtedness.

        On September 25, 1995, the Company and Princes Gate Investors, L.P. and affiliates, investment partnerships managed by Morgan Stanley & Co. Incorporated (collectively, the "Princes Gate Investors") entered into a Securities Purchase Agreement, pursuant to which the Princes Gate Investors purchased, for an aggregate sum of $35 million ($33.8 million net of commissions), 350,000 shares of preferred stock designated Redeemable Convertible Preferred Stock, Series C (the "Series C Preferred Stock") and 741,110 warrants to purchase Class A Common Stock (the "Series B Warrants").

        The Series C Preferred Stock is senior to the Company's Class A Common Stock and Series A Preferred Stock and junior to the Company's Series B Preferred Stock with respect to dividends and rights upon liquidation. The Series C Preferred Stock is non-voting and, upon liquidation of the Company, the holders of the Series C Preferred Stock are entitled to a preferential distribution from the assets legally available for distribution to stockholders after the payment of all debts and liabilities of the Company and all liquidation payments to the holders of the Series B Preferred Stock, including all accrued and unpaid dividends (the "Series C Redemption Amount"). As of December 31, 1996, the Series C Redemption Amount was $40.3 million, including accrued and unpaid dividends ($5.3 million).

        Dividends on the Series C Preferred Stock, which are payable on January 1, April 1, July 1 and October 1 of each calendar year, cumulate at the rate of $12 per share per annum through March 24, 1999. The dividend rate per share per annum increases according to the following schedule:


       March 25, 1999 to September 24, 1999         $13.00
       September 25, 1999 to March 24, 2000          14.00
       March 25, 2000 to September 24, 2000          15.00
       September 25, 2000 to March 24, 2001          16.00
       March 25, 2001 and thereafter                 17.00

        Under the terms of the Company's indenture relating to the Series B Notes, dividends on the Series C Preferred Stock may not be paid until the Series B Notes are paid in full and, under the Restated Certificate, dividends on the Series C Preferred Stock are subject to the prior payment of dividends on and, under certain circumstances, redemption of the Series B Preferred Stock.

        At any time after March 24, 1999, the Princes Gate Investors, holding not less than 66-2/3% of all Series C Preferred Stock, have the right to convert the Series C Preferred Stock into shares of Class A Common Stock having a fair market value, as defined, equal to 110% of the Series C Redemption Amount on that date. After any such conversion, no new shares of Series C Preferred Stock may be issued by the Company. Additionally, subject to certain limitations imposed by the Restated Certificate and the Series B Notes, the Series C Preferred Stock is redeemable at the option of the Company for an amount equal to the Series C Redemption Amount on the date of any such redemption.

        The terms of the Series C Preferred Stock, contain certain covenants that, among other things, limit the Company's ability to (a) issue additional shares of preferred stock, (b) incur additional indebtedness and (c) consolidate, merge or sell substantially all of the Company's assets.

        Each of the Series B Warrants entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $.01 per share. The Company will be required to issue additional Series B Warrants upon the occurrence of certain events as follows: If 1) the Company has not repurchased, redeemed or converted all outstanding Series C Preferred Stock on or before March 25, 1999, or 2) prior to March 25, 1999, an initial public offering has occurred and all of the proceeds from such offering are not used to redeem outstanding shares of Series C Preferred Stock, then on the earlier of (1) or
(2) above, additional Series B Warrants shall be issued, if Series C Preferred Stock is still outstanding; provided, however, that at no time is the Company required to issue more than an aggregate of 3,989,931 Series B Warrants.

        In September 1995, the Company also issued an additional 125,000 warrants (exercise price of $.001 per share) to purchase Class A Common Stock to the holders of the Company's Series B Preferred Stock. These warrants were issued in exchange for the consent of the holders of the

Series B Preferred Stock to the issuance of the Series C Preferred Stock.

Warrants

        In addition to the warrants issued to CalPERS and Princes Gate Investors, the Company issued warrants to the purchasers of its senior secured notes at the purchase price of $.02 per warrant. In the aggregate, the warrants entitle the holders to purchase 350,000 shares of the Company's Class A Common Stock at $.142 per share. The exercise price and the number of warrant shares are both subject to adjustment in certain cases. The warrants are exercisable at any time and, unless exercised, the warrants will automatically expire ten years from the date of issuance.

        The holders of the warrants have no voting or dividend rights. The holders of the warrants are not entitled to share in the assets of the Company in the event of liquidation or dissolution of the Company. In case of certain consolidations or mergers of the Company, or the sale of all or substantially all of the assets of the Company to another corporation, each warrant shall thereafter be exercisable for the right to receive the kind and amount of shares of stock or other securities or property to which such holder would have been entitled as a result of such consolidation, merger or sale had the warrants been exercised immediately prior thereto.

Stock Option Plans

        At December 31, 1996, the Company has two fixed stock option plans for employees, two stock option plans for nonemployees which principally includes the distributors of the Company's products and a distributor stock purchase plan. Generally, the Company's stock option plans grant options to purchase the Company's Class A Common Stock and, in certain instances, the Company's Series A Preferred Stock.

        Under the 1993 Stock Option Plan, the Company may grant options to its employees for up to 1.5 million shares of Class A Common Stock. Under the 1993 Special Stock Option Plan, the Company may grant options to its employees for up to 200,000 shares of common stock and 20,000 shares of preferred stock. Under these two fixed stock option plans, options generally become exercisable in installments of 25% annually in each of the first through fourth anniversaries of the grant date and have a maximum term of ten years. Under both plans, the exercise price of each option equals the market price of the Company's respective stock on the date of grant.

        The Company's non-employee stock option plans include the 1994 Non-employee Stock Option Plan ("NSOP") which authorizes up to 125,000 shares of Class A Common Stock and the 1994 Distributor Stock Option Plan ("DSOP") which authorizes up to 500,000 shares of Class A Common Stock. Under both of those plans, the exercise price of each option equals the market price of the Company's Common Stock on the date of grant with the options maximum term equaling ten years. Under the NSOP, options generally become exercisable in installments of 25% annually in each of the first through fourth anniversaries of the grant date. Under the

DSOP, options generally become exercisable upon the achievement of a specified performance target.

        A summary of the Company's fixed and non-employee stock option plans as of December 31, 1994, 1995 and 1996, and changes during the years ending on those dates is as follows:



                          1994                  1995                1996
                          ----                  ----                ----
                              Weighted              Weighted            Weighted
                               Average               Average             Average
Class A             Shares    Exercise    Shares    Exercise   Shares   Exercise
Common Stock        (000's)     Price     (000's)     Price    (000's)    Price
------------        ------    --------    -------   --------   -------  --------
Balance,
Beginning of year    971.5       $0.14    1,635.3      $3.09   1,822.2     $8.78
Granted              819.3        6.32      624.5      19.28     204.7     21.00
Exercised                -           -     (330.5)      0.14    (123.0)     0.14
Lapsed              (155.5)       0.85     (107.1)      9.66    (231.8)    11.57
                  ---------               --------             --------
Balance,
End of year        1,635.3        3.09    1,822.2       8.78   1,672.1     10.53
                  ==============================================================




                         1994                  1995                 1996
                         ----                  ----                 ----
                             Weighted              Weighted             Weighted
                              Average               Average              Average
Series A            Shares   Exercise    Shares    Exercise    Shares   Exercise
Preferred Stock     (000's)    Price     (000's)     Price     (000's)    Price
---------------     ------   --------   --------   --------    -------  --------
Balance,
Beginning of year   14,750    $19.88     14,775     $19.88     17,000     $19.88
Granted              3,025     19.88      3,250      19.88          -         -
Exercised                -         -       (525)     19.88          -         -
Lapsed              (3,000)    19.88       (500)     19.88     (3,250)     19.88
                  ---------              -------              --------
Balance,
End of year         14,775     19.88     17,000      19.88     13,750      19.88
                  ==============================================================



                                                  Page 75 of 105

        The following table summarizes information concerning the Company's stock option plan's at December 31, 1996:


                             Weighted
                              Average     Weighted                 Weighted
    Range of                 Remaining    Average                   Average
    Exercise     Number     Contractual   Exercise      Number     Exercise
     Prices   Outstanding   Life (years)   Price     Exercisable    Price

     $0.14     1,026,875       6.79         $0.14      260,250        $0.14
     $7.50       132,880       7.44         $7.50      101,380        $7.50
     $8.48       153,560       7.71         $8.48       74,918        $8.48
    $13.77       119,800       7.90        $13.77       69,130       $13.77
    $16.57       166,980       8.16        $16.57       76,491       $16.57
    $20.13       108,200       8.41        $20.13       32,700       $20.13
    $21.00       417,275       9.11        $21.00       69,070       $21.00

       The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Also, no compensation cost has been recognized under the Company's non-employee stock option plans during 1994 and 1995, however, approximately $126,000 of compensation cost was recognized in the accompanying consolidated statement of operations for the year ended December 31, 1996 related to the non-employee stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net loss and earnings per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

                                             1996      1995
                                             ----      ----
     Net loss             As reported     ($14,589)  ($6,492)
                          Pro forma       ($15,554)  ($7,356)
     Loss Per Share       As reported       ($3.90)   ($2.24)
                          Pro forma         ($4.00)   ($2.35)


       The fair value of each option is estimated on the date of grant using the minimum value methodology promulgated by SFAS No. 123. The weighted average fair value of options granted during 1996 and 1995 were $9.62 and $9.03, respectively. This methodology is used as the Company's shares are not publicly traded. In applying the minimum value methodology, the Company utilized a risk free interest rate that varied between 5.63% and 7.50% for 1996 and 1995 grant dates and expected lives of the options of 10 years for both 1996 and 1995.

Employees' Common Stock Grant Plan

       The Company has an Employees' Common Stock Grant Plan of which 122,500 shares are reserved for issuance under this plan. No grants have been made during 1996, 1995 and 1994.

Distributor Stock Purchase Plan

       During 1993, the Company established a Stock Purchase Plan for its distributors pursuant to which shares of Class A Common Stock and Series A Preferred Stock were offered to the Company's distributors for a purchase price of $.142 and $19.88, respectively, per share. As of December 31, 1996, 417,000 shares of Class A Common Stock and 39,450 shares of Series A Preferred Stock purchased under this plan were outstanding. Shares purchased under this plan vest on December 31, 1999, or earlier if certain criteria are met. As of December 31, 1996, 342,040 shares of Class A Common Stock and 31,954 shares of Series A Preferred Stock were vested. These shares are subject to repurchase by the Company in the event that a distributor's association with the Company is terminated or if the distributor is no longer operating as an exclusive sales representative for the Company. The repurchase price shall be the distributor's cost to purchase the shares until the shares vest; thereafter, the repurchase price shall be at fair market value.

9.     INCOME TAXES

       Consolidated  income (loss) before income taxes consists of the following
(in thousands):

                                          1996           1995           1994
                                      -----------    ------------   -----------
     United States                      $(10,525)       $ (4,403)     $(59,038)
     Foreign                              (4,064)           (470)        1,777
                                      -----------    ------------   -----------
                                        $(14,589)       $ (4,873)     $(57,261)
                                      ===========    ============   ===========

       The provision (benefit) for income taxes consists of the following (in thousands):

                                            1996          1995         1994
                                        -----------   -----------   ------------
     Current - Foreign                    $ (1,278)     $    351      $     574
     Deferred                               (1,603)        2,167        (17,550)
     Tax benefit of operating loss          (1,495)       (3,426)        (5,179)
       carryforward
     Adjustment to valuation allowance       4,376         2,527         14,274
                                        -----------   -----------   ------------
                                          $      -      $  1,619      $  (7,881)
                                        ===========   ===========   ============


                                                  Page 77 of 105

       The income tax provision  (benefit)  differs from the amount  computed by applying the U.S.  statutory  federal  income tax rate due to the  following (in thousands):
                                              1996          1995        1994
                                           ----------   ----------    ---------
   Income tax benefit at statutory rate     $ (4,911)    $ (1,657)    $(19,469)
   Adjustment to valuation allowance           4,376        2,527       14,274
   State income taxes                           (415)        (176)      (2,385)
   Foreign income taxes                          104          162         (388)
   Goodwill amortization                         560          584           32
   Other, net                                    286          179           55
                                           ----------   ----------   ----------
                                            $      -     $  1,619     $ (7,881)
                                           ==========   ==========   ==========

       The components of deferred taxes are as follows (in thousands):
                                                  1996           1995
                                              ------------   ------------
Deferred tax assets:
     Operating loss carryforward                $  9,718      $   7,544
     Reserves and allowances                       9,398          9,088
     Intercompany profit on inventories              319            700
     Other                                         5,294          3,910
                                              -----------    -----------
                                                  24,729         21,242
  Valuation allowance                            (22,051)       (17,675)
                                              -----------    -----------
                                                $  2,678      $   3,567
                                              ===========    ===========
Deferred tax liabilities:
  Intangible assets                             $  1,700      $   1,873
  Depreciation                                       363            604
  Other                                              615          1,090
                                              -----------    -----------
                                                $  2,678      $   3,567
                                              ===========    ===========

        The Company has provided a valuation allowance against its net deferred tax assets because, given the Company's history of operating losses, the realizability of these assets is uncertain. Management's assessment of the need for a valuation allowance could change in the future based on the Company's future operating results.

        At December 31, 1996, the Company has a net operating loss carryforward for U.S. federal income tax purposes of approximately $21.3 million which expires in 2008 through 2011. Additionally, the Company has credit carryforwards of approximately $646,000 which expire through 2010.

10.     EMPLOYEE BENEFIT PLANS

        The Company sponsors a defined contribution plan which covers employees that are 21 years of age and over. The Company has the option to contribute annually to the plan shares of Company stock determined by the Board of Directors and will match employee's voluntary contributions at rates of 100% of the first 2% of an employee's annual compensation, and 50% of the next 2% of an employee's annual compensation. Employees vest in the Company's contributions after 5 years. The Company's cost related to this plan was approximately $1.7 million, $1.7 million and $1.2 million, respectively, for the years ended December 31, 1996, 1995 and 1994.

11.     COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The  Company   leases  certain   equipment   under  capital  leases  and
noncancelable  operating leases. The future annual minimum rental payments under these leases are as follows (in thousands):
                                                        Capital       Operating
     Year                                                Leases        Leases
     ----                                            -----------     -----------
     1997                                                  $170         $   622
     1998                                                   108             360
     1999                                                    84             253
     2000                                                    42              73
     2001                                                    33               5
     Thereafter                                               8               -
                                                     -----------     -----------
     Total minimum lease payments                           445         $ 1,313
                                                                     ===========
     Less amount representing interest                      (67)
                                                     -----------
     Present value of future lease payments                $378
                                                     ===========

        Rental cost under operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $1.2 million, $1.3 million, and $1.0 million, respectively.

Concentration of Credit Risk

        Substantially all of the Company's sales and trade receivables are concentrated with hospitals and physicians. The Company maintains reserves for potential credit losses on trade receivables, which are generally not collateralized.

Legal Proceedings

        Substantial patent litigation among competitors occurs regularly in the medical device industry. The Company assumed responsibility for certain patent litigation in which the Company and/or Dow Corning Corporation and/or its former subsidiary, Dow Corning Wright Corporation (collectively, "DCW") was a party. Those proceedings in which the Company was a defendant have now been resolved.

        DCW, pursuant to the Acquisition agreements, retains liability for matters arising from conduct of DCW prior to the Company's acquisition on June 30, 1993, of substantially all the assets of the large joint orthopaedic implant business of DCW. As such, DCW has agreed to indemnify the Company against all liability for all products manufactured prior to the DCW Acquisition except for products provided under the Company's 1993 agreement with DCW pursuant to which the Company purchased certain small joint orthopaedic implants for worldwide distribution. However, the Company was notified in May 1995 that DCW, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Company in such matters until it received further direction from the bankruptcy court. On December 2, 1996, DCW filed a proposed plan of reorganization that provides that all commercial creditors will be paid 100% of their claims, plus interest. The plan did not, however, indicate whether DCW would affirm or reject the Acquisition agreements. Accordingly, there can be no assurance that Dow Corning will indemnify the Company on any claims in the future. Although the Company does not maintain insurance for claims arising on products sold by DCW, management does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

        On October 25, 1996, the Company was notified that it had been sued by Mitek Surgical Products, Inc. in the United States District Court for the Northern District of California seeking damages for the alleged infringement of its patent by the Company's ANCHORLOK(TM) soft tissue anchor. The Company has denied the allegations and is defending the action.

        On April 3, 1995, the Company (and Orthomet, Inc., a wholly owned subsidiary at the time that has subsequently been merged with and into the
Company) was notified that it had been sued by Joint Medical Products Corporation (which was purchased by Johnson & Johnson Professional, Inc.), in the United States District Court for the District of Connecticut seeking damages for the alleged infringement of its patent (the "'472 Patent") by certain of the Company's acetabular cups and liners. Pending the resolution of an interference proceeding in the U.S. Patent and Trademark Office regarding the '472 Patent by British Technology Group Ltd. ("BTG"), such complaint was dismissed without prejudice. In early November 1996, the Company was notified that the interference proceeding was resolved, and that, the complaint has been refiled (but not served). BTG has offered the Company a license of the '472 Patent and a corresponding reissue patent. The Company believes that it has valid defenses to claims of infringement of the '472 Patent and to the reissue patent.

        The Company is not involved in any other pending litigation of a material nature or that would have a material adverse effect on the Company's financial position or results of operations.

Other

        On October 7, 1994, the Company entered into a research and development funding agreement with OsteoBiologics, Inc. ("OBI") based in San Antonio, Texas. In exchange for the Company's $6.5 million funding commitment, OBI has granted the Company (a) exclusive worldwide distribution rights for 15 years from the date of commercialization of certain OBI orthopaedic products and (b) warrants to purchase up to 1,252,848 shares of OBI common stock at $0.025 per share. In 1994, the Company expensed the $6.5 million commitment as research and development expense. At December 31, 1996, the Company had paid all of its funding obligations pursuant to this agreement.

        On February 22, 1996, the Company entered into a Distribution Agreement with a Japanese corporation whereby the Company received $3 million in exchange for 60,000 shares of the Company's Class A Common Stock and the exclusive rights to distribute the Company's products in Japan for an initial period of five years, with a possible extension for an additional five years subject to the achievement of certain sales goals. In connection with this Distribution Agreement, the Company is amortizing $1,740,000 for the proceeds assigned to the distribution rights to income ratably over 5 years. At December 31, 1996, deferred income in the accompanying consolidated financial statements related to this distribution right was $1,502,000.

        During 1996, the Company decided to discontinue operations of certain subsidiaries including Wright Medical Technology of Hong Kong Limited, Wright Medical Technology do Brasil Importadora e Comercial Ltda, Wright Medical Technology of Australia Pty Limited and Wright Medical Technology France S.A.R.L. Discontinuance of those operations did not have a material effect on the Company's consolidated operating results or financial position.

12.     RELATED PARTY TRANSACTIONS

Stockholder Notes Receivable

        As of December 31, 1996 and 1995, the Company has notes receivable from stockholders aggregating approximately $1.0 and $1.0 million, respectively, relating to purchases of the Company's common and preferred stock. On December 27, 1995, Herbert Korthoff, the Company's Chairman and then Chief Executive Officer, and Barbara Korthoff repaid the outstanding principal balance of $1,176,164 on 552,690 shares of Class A Common Stock and 55,269 shares of Series A Preferred Stock purchased through a note on June 30, 1993. A new non-interest bearing note was issued for the unpaid interest on the above note of $420,480. Effective April 1, 1994, the Company repurchased 798,380 shares of Class A Common Stock and 79,838 shares of Series A Preferred Stock from Herbert Korthoff. The Company repurchased the shares at the same price at which such shares had originally been sold to Mr. Korthoff. The repurchase of the shares was accomplished through a $1.7 million reduction of the stock purchase note receivable from Mr. Korthoff.

        The remaining stockholder notes receivable bear interest at the rate of 10% per annum, payable semi-annually. At the option of the maker, the interest may be deferred and added to principal, and to date such interest has been added to principal. The entire principal amount is due on June 30, 1998, subject to acceleration upon a sale of all or substantially all of the business assets, or issued and outstanding capital stock of the Company or the successful completion of an initial public offering by the Company of any of its equity securities pursuant to a registration statement under the Securities Act of 1933. The notes are secured by a pledge of the related preferred and common stock. Approximately $61,644, $178,000, and $265,000 respectively, of interest income relating to stockholder notes receivable was recorded by the Company during the years ended December 31, 1996, 1995 and 1994.

Distributor Notes Receivable

        The Company has notes receivable from its distributors relating primarily to the purchase of instruments used by surgeons in the implantation of the Company's products. The notes bear interest at variable rates ranging from approximately 6% to 8% and generally are collateralized by the related instruments. The outstanding balance on these notes was approximately $0.4 million and $8.6 million at December 31, 1996 and 1995, respectively, of which the current portion (included in "other current assets" in accompanying balance sheets) was $0.3 million and $1.5 million, respectively.

        During 1996, the Company repurchased certain surgical instruments owned by distributors at the lower of the instruments' fair value or the related unpaid note balance. This repurchase was done to implement the instrument program discussed in Note 3 to the consolidated financial statements.

        The accompanying statements of operations for the years ended December 31, 1996, 1995 and 1994, include approximately $0.8 million, $2.4 million, and $2.0 million, respectively, of net sales of instruments to distributors. Typically, the Company has not reflected any gross margin on these instrument sales.

Management Agreement

        The Company has a management agreement with an affiliate of one of its principal stockholders pursuant to which management fees of $360,000 were incurred for the years ended December 31, 1996, 1995 and 1994.

13.     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
        FINANCING ACTIVITIES

        Following is a summary of the Company's noncash investing and financing activities for the year ended December 31:

                                                       1994

        - Repurchased 798,380 shares of Class A Common Stock and 79,838 shares of Series A Preferred Stock through a $1.7 million reduction of stock purchase note receivable.

        - Acquired Questus for approximately $4.4 million, of which approximately $2.3 million was funded by the issuance of 169,630 shares of the Company's Class A Common Stock.

        - Acquired certain intellectual property rights through incurrence of related indebtedness of approximately $3.6 million.

                                                       1995

        -   None

                                                       1996

        - Issued 111,910 shares of Series B Preferred Stock in the form of an "in-kind" dividend payment aggregating $11.2 million.

        - Repurchased surgical instruments from distributors totaling $6.8 million through the forgiveness of accounts owed by distributors to the Company on such surgical instruments.

14.     INDUSTRY SEGMENT AND FOREIGN OPERATIONS

        The Company's  operations are classified as a single  industry  segment.
Selected financial information by geographic area is as follows (in thousands):
                                   United                   Elimi-
Year Ended December 31, 1994       States     Foreign      nations      Total
-----------------------------    ----------  ---------   -----------  ----------
     Net sales
       Unaffiliated customers    $   72,963  $  22,800   $       -    $  95,763
       Intercompany                   9,045          -      (9,045)           -
                                 ----------- ----------  -----------  ----------
         Total                   $   82,008  $  22,800   $  (9,045)   $  95,763
                                 ----------- ----------  -----------  ----------
     Operating loss              $  (34,673) $ (11,452)  $  (1,006)   $ (47,131)
                                 ----------- ----------  -----------  ----------
     Identifiable assets         $  137,597  $  18,621   $  (1,667)   $ 154,551
                                 ----------- ----------  -----------  ----------

Year Ended December 31, 1995
     Net sales
       Unaffiliated customers    $  109,046  $  14,150   $       -    $ 123,196
       Intercompany                   3,005          -      (3,005)           -
                                 ----------- ----------  ----------   ----------
         Total                   $  112,051  $  14,150   $  (3,005)   $ 123,196
                                 ----------- ----------  ----------   ----------

     Operating income (loss)     $    5,308  $   1,171   $    (176)   $   6,303
                                 ----------- ----------  ----------   ----------
     Identifiable assets         $  159,871  $  16,339   $  (1,839)   $ 174,371
                                 ----------- ----------  ----------   ----------

Year Ended December 31, 1996
     Net sales
       Unaffiliated customers    $  108,125  $  13,743   $       -    $ 121,868
       Intercompany                   5,375          -      (5,375)           -
                                 ----------- ----------  ----------   ----------
         Total                   $  113,500  $  13,743   $  (5,375)   $ 121,868
                                 ----------- ----------  ----------   ----------

     Operating income (loss)     $     (774) $  (3,289)  $   1,008    $  (3,055)
                                 ----------- ----------  ----------   ----------
     Identifiable assets         $  167,458  $   5,761   $  (6,893)   $ 166,326
                                 ----------- ----------  ----------   ----------

                                                  Page 83 of 105

        Operating expenses not directly related to a particular geographic segment have been allocated between segments in proportion to net sales.


15.     SUBSEQUENT EVENT

        On January 3, 1997, the Company entered into an agreement with Gary K. Michelson, M.D., to purchase rights to patents, ideas and designs related to the "MultiLock" design for an anterior cervical plating system. The purchase price includes a payment of $120,000 due in four installments in 1997, as well as royalties equal to 8% of the sales, net of commissions, of the locking cam products. The Company guaranteed minimum royalties as follows:


     04/01/98 - 03/31/99              $320,000
     04/01/99 - 03/31/00              $480,000
     04/01/00 - 03/31/01              $700,000
     04/01/01 - 03/31/02            $1,000,000

        For each of the annual periods commencing April 1, 2002 through March 31 of the subsequent year, and continuing for the longer of the period for which the MultiLock products are being sold or 10 years from January 3, 1997, the minimum royalty shall be $1.0 million.

        The Company also entered into an agreement with Dr. Michelson to purchase rights to patents, ideas and designs related to the "SingleLock" design for an anterior cervical plating system. The purchase price includes a payment of $100,000 due in 1997, as well as royalties equal to 8% of the net sales of the SingleLock products. The Company guaranteed minimum royalties as follows:


     10/01/98 - 03/31/99               $80,000
     04/01/99 - 03/31/00              $200,000
     04/01/00 - 03/31/01              $295,000
     04/01/01 - 03/31/02              $425,000
     04/01/02 - 03/31/03              $500,000
     and years thereafter

        Dr. Michelson agreed to provide exclusive continuing services as a developer, product lecturer and general consultant for anterior cervical plating. The Company is acquiring a $5,000,000 ten year term key man life insurance policy on Dr. Michelson with the Company as beneficiary.

                                                   EXHIBIT INDEX

        Does not include the documents incorporated by reference as delineated by Item 14 of this Form 10-K.


10.25                    Joint Venture Agreement with Tissue
                         Engineering, Inc.
11.1                     Statements re: Computation of Earnings per
                         Share
12.1                     Statement re: Computation of Ratios of
                         Earnings to Fixed Charges and Preferred
                         Dividends
21.1                     Subsidiaries of the Company
23.2                     Consent of Arthur Andersen LLP