Form 10-Q
period 1997-03-31
WRIGHT MEDICAL TECHNOLOGY INC
filed 1997-05-13
CIK 912560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Number of shares outstanding of Class A Common Stock, par value
$.001 at March 31, 1997: 9,199,025

                                                      1 of 19

                      PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  Wright Medical Technology, Inc. & Subsidiaries:

                     Consolidated Balance Sheets - March 31, 1997
                     and December 31, 1996...................................3

                     Condensed Consolidated Statements of Operations
                     for the Three Month Periods Ended March 31, 1997
                     and March 31, 1996......................................4

                     Consolidated Statements of Cash Flows for the
                     Three Month Periods Ended March 31, 1997 and
                     March 31, 1996..........................................5

                     Notes to Consolidated Financial Statements..............6



ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................8

                                                      2 of 19

                             WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                    March 31, 1997         December 31, 1996
                                                                                  ------------------       -----------------
                                                                                   (in thousands)           (in thousands)
                                                                                    (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                      $          1,122         $           910
    Trade receivables, net                                                                   21,124                  18,289
    Inventories, net                                                                         57,309                  59,107
    Prepaid expenses                                                                          1,673                   1,692
    Deferred income taxes                                                                       978                     978
    Other                                                                                     2,351                   2,540
                                                                                  ------------------       -----------------
        Total Current Assets                                                                 84,557                  83,516
                                                                                  ------------------       -----------------

Property, Plant and Equipment, net                                                           31,759                  33,659
Investment in Joint Venture                                                                   3,279                   3,597
Other Assets                                                                                 44,489                  45,554
                                                                                  ------------------       -----------------
                                                                                   $        164,084         $       166,326
                                                                                  ==================       =================
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt                                              $             83         $           138
    Short-term borrowing                                                                     14,850                   8,390
    Accounts payable                                                                          5,823                   6,063
    Accrued expenses and other current liabilities                                           12,251                  18,453
                                                                                  ------------------       -----------------
        Total Current Liabilities                                                            33,007                  33,044
                                                                                  ------------------       -----------------

Long-Term Debt                                                                               84,688                  84,668
Preferred Stock Dividends                                                                    16,385                  17,999
Other Liabilities                                                                             3,533                   3,189
Deferred Income Taxes                                                                           978                     978
                                                                                  ------------------       -----------------
        Total Liabilities                                                                   138,591                 139,878
                                                                                  ------------------       -----------------
Commitments and Contingencies

Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation  value of $77.2 million,  including accrued and unpaid dividends
    of $.6 million, 800,000 shares authorized, 765,395 shares issued and outstanding)        65,810                  59,959
Redeemable Convertible Series C Preferred Stock, $.01 par value, (aggregate liquidation value of $41.4 million, including accrued and unpaid dividends of
    $6.4 million, 350,000 shares authorized, issued and outstanding)                         26,107                  24,995

Stockholders' Investment:
    Series A preferred stock,  $.01 par value,  (aggregate  liquidation value of
        $25.8 million, including accrued and unpaid dividends of $9.3 million),
        1,200,000 shares authorized, 915,325 shares issued                                        9                       9
    Undesignated preferred stock, $.01 par value, 650,000 shares authorized,
        no shares issued                                                                          -                       -
    Class A common stock, $.001 par value, 46,000,000 shares authorized,
        10,077,650 and 10,023,421 shares issued and outstanding                                  10                      10
    Class B common stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                          -                       -
    Additional capital                                                                       54,913                  53,853
    Accumulated deficit                                                                    (120,401)               (111,855)
    Other                                                                                        86                     516
                                                                                  ------------------       -----------------
                                                                                            (65,383)                (57,467)

    Less - Notes receivable from stockholders                                                (1,039)                 (1,037)
          Series A preferred treasury stock, 86,688 shares                                       (1)                     (1)
          Class A common treasury stock, 878,630 shares                                          (1)                     (1)
                                                                                  ------------------       -----------------
        Total Stockholders' Investment                                                      (66,424)                (58,506)
                                                                                  ------------------       -----------------
                                                                                   $        164,084         $       166,326
                                                                                  ==================       =================
          The accompanying notes are an integral part of these consolidated balance sheets.
                                                      3 of 19

              WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                 (in thousands, except earnings per share)
                                  (unaudited)
                                                    Three Months Ended
                                            -----------------------------------
                                            March 31, 1997       March 31, 1996
                                            --------------       --------------
Net sales                                    $     32,253         $     30,707

Cost of goods sold                                 12,444                9,577
                                            --------------       --------------

Gross profit                                       19,809               21,130
                                            --------------       --------------

Operating expenses:
      Selling                                      12,250               11,456
      General and administrative                    4,512                4,996
      Research and development                      2,937                3,048
      Equity in loss of joint venture                 317                    -
                                            --------------       --------------
                                                   20,016               19,500
                                            --------------       --------------

Operating income (loss)                              (207)               1,630

Interest (income) expense, net                      3,074                2,965
Other (income) expense, net                           (71)                 129
                                            --------------       --------------

Loss before income taxes                           (3,210)              (1,464)

Provision for income taxes                              -                   25
                                            --------------       --------------

Net loss                                     $     (3,210)        $     (1,489)
                                            ==============       ==============

Loss applicable to common stock              $     (8,560)        $     (6,681)
                                            ==============       ==============

Loss per share of common stock               $      (0.93)        $      (0.75)
                                            ==============       ==============
Weighted average common shares outstanding          9,168                8,957
                                            ==============       ==============





     The accompanying notes are an integral part of these statements.


                                                      4 of 19

                      WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (in thousands)
                                          (unaudited)
                                                        Three Months Ended
                                                   -----------------------------
                                                      March 31,        March 31,
                                                        1997             1996
                                                   --------------   ------------
Cash Flows From Operating Activities:
  Net loss                                             $  (3,210)     $  (1,489)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation                                       1,643          2,496
        Instrument amortization                            1,385              -
        Provision for instrument reserves                  1,003              -
        Provision for excess/obsolete inventory              926           (515)
        Provision for sales returns                            5            (98)
        Deferred income                                        -            856
        Amortization of intangible assets                    838            737
        Amortization of deferred financing costs             346            351
        Loss on disposal/abandonment of equipment              -             49
        Equity in loss of joint venture                      317              -
        Other                                               (112)           129
        Changes in assets and liabilities, net effect
           of purchases of businesses
              Trade receivables                           (2,845)          (268)
              Inventories                                   (128)        (3,017)
              Other current assets                           208           (110)
              Accounts payable                              (240)           113
              Accrued expenses and other liabilities      (4,836)        (4,695)
              Other assets                                   570            435
                                                       ----------     ----------
        Net cash used in operating activities             (4,130)        (5,026)
                                                       ----------     ----------
Cash Flows From Investing Activities:
  Capital expenditures                                    (1,257)        (2,329)
  Other                                                     (723)           (87)
                                                       ----------     ----------
        Net cash used in investing activities             (1,980)        (2,416)
                                                       ----------     ----------

Cash Flows From Financing Activities:
  Net proceeds from short-term borrowings                  6,460          6,950
  Proceeds from issuance of stock and stock warrants          -             631
  Payments of debt                                           (78)          (112)
  Other                                                      (60)           (16)
                                                       ----------     ----------
        Net cash provided by financing activities          6,322          7,453
                                                       ----------     ----------


Net increase in cash and cash equivalents                    212             11
Cash and cash equivalents, beginning of period               910          1,126
                                                       ----------     ----------
Cash and cash equivalents, end of period               $   1,122      $   1,137
                                                       ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                               $   2,639      $   4,870
                                                       ==========     ==========
  Cash paid for income taxes                           $       -      $       -
                                                       ==========     ==========



       The accompanying notes are an integral part of these statements.



                                                      5 of 19

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and March 31, 1996 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries and joint ventures ("the Company").

         The accompanying unaudited financial information, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of the periods presented are not necessarily indicative of the results to be expected for the full year.

         The financial information has been prepared in accordance with the instructions to Form 10-Q and, therefore, does not include all information and footnote disclosures necessary for fair presentation of financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.


NOTE 2 - INVENTORIES

         Components of inventory are as follows (in thousands):


                           March 31,     Dec. 31,
                             1997          1996
                        -------------   ----------
                          (unaudited)

Raw materials              $  1,978      $  2,214
Work in process               8,294        10,186
Finished goods               37,185        36,388
Surgical instruments          9,852        10,319
                          ----------    ----------
  Total                    $ 57,309      $ 59,107
                          ==========    ==========


                                                      6 of 19

NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses is as follows (in thousands):


                                      March 31,         Dec. 31,
                                        1997              1996
                                     -----------      ------------
                                     (unaudited)

Interest                               $  2,419         $ 4,668
Employee benefits                         1,590           3,489
Joint venture                             1,385           2,105
Commissions                               1,446           1,358
Professional fees                         1,107           1,088
Taxes - other than income                   639             761
Distributor product reserve                 113             161
Other                                     3,552           4,823
                                     -----------      ------------
 Total                                 $ 12,251        $ 18,453
                                     ===========      ============



NOTE 4 - LEGAL PROCEEDINGS

         No material developments occurred in the Company's legal proceedings in the period covered by this report.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. At this time, management does not believe that adoption of this standard will have a material impact on the Company's earnings per share.

                                                      7 of 19

ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Overview

         This discussion includes forecasts and projections that are forward looking statements based on management's current expectations of the Company's near term results, based on currently available information pertaining to the Company. Actual future results and trends may differ materially depending on a variety of factors, including competition in the marketplace, changing market conditions, demographic trends, product research and development, government approvals, government reimbursement schedules and other factors. The Company assumes no obligation for updating any such forward looking statements.

         The Company was pleased with first quarter 1997 results as the positive sales trends, which began in the third quarter of last year, continued to accelerate. Sales for the first quarter were $32.3 million representing a 5% increase over the prior year period which, the Company believes, was in excess of the industry average for reconstructive products. Adjusted earnings before interest taxes, depreciation, and amortization increased 31% over prior year for the period. The Company was particularly encouraged by its strong international sales growth, with sales increasing 21% over the prior year period. Sales of its core knee products, including the new ADVANCE(TM) Knee System were strong, increasing $1.2 million. Also, net of interest expenses, the Company had positive cash flow from operations during the period.

         The Company expects these positive trends to continue given that many of the Company's new key products, including OSTEOSET(TM) Bone Graft Substitute, the VERSALOK(TM) Spinal Fixation System and the MAGELLAN(TM) Intramedullary Nailing System, appear to have received very favorable market acceptance.

         OSTEOSET(TM) is the industry's first FDA cleared synthetic bone graft substitute which is totally bioresorbable. The surgeons response to the clinical results they have been able to achieve with OSTEOSET(TM) has been very positive. The Company also expects to receive FDA clearance to market for use in the spine and pelvis, the largest markets for bone grafting material. The Company expects those sales of the OSTEOSET(TM) family of products to contribute materially to its growth in the full year 1997.

                                                      8 of 19

         Despite its limited release, the Company's VERSALOK(R) Spine System, which addresses the lumbar spine fusion market, also has received favorable reviews from surgeons. The sales trend for that product is positive and is expected to accelerate in the second quarter as the Company rolls out the system to the remainder of its domestic sales force.

         The Company was pleased with the favorable reviews of its MAGELLAN(TM) Intramedullary Nailing System which was previewed at the annual meeting of the American Academy of Orthopaedic Surgeons. That product incorporates a novel and patented targeting system for the distal screw and modular components at the proximal end which permits required nail inventory to be reduced by as much as 75%. The first components of the MAGELLAN(TM) System, the femoral nail, is expected to be released to selected trauma centers around the country in the second quarter.

         The Company's new CONSERVE(TM) Hip System which involves a resurfacing of the femoral head has been well received. The Company's new TRANSCEND(TM) Hip System, employing metal-on-metal and ceramic-on-ceramic bearing surfaces, began to be sold in Europe and clinical trials in the U.S. were commenced.

         Internationally, the Company established a new stocking distributor in Australia and continued to see sales increases in Asia including Japan. Domestically, the Company furthered its goal of improving its distribution by reorganizing its operations in New England and by the purchase of two distributorships that previously sold spinal devices for a competitor, Sofamor Danek.

Results of Operations

         The Company's net sales for the quarter ended March 31, 1997 were $32.3 million as compared to prior year's sales of $30.7 million for the same period. The sales increase is attributable primarily to increases in the sales of the Company's core knee products of $1.3 million. Spinal products and OSTEOSET(TM) contributed $0.6 million to net sales.

         International sales were strong during the first quarter with sales increasing 21% over the prior year period to $9.3 million while domestic sales remained unchanged. Sales in Australia as a result of the Company's new distribution agreement with EBOS Group Limited as of February, 1997, contributed significantly to the increase in international sales.


                                                      9 of 19

Cost of Sales

         Cost of Sales for the period increased by $2.9 million over the same period in 1996 due to increased reserves and stronger sales volume. Increased reserving for obsolescence due, in part, to new product introductions ($1.4 million) and increased instruments reserving in 1997 ($0.9 million) primarily led to the unfavorable variance. In August 1996, instruments were reclassified from property, plant & equipment to inventory as part of the Company's revised instrument program designed to give the Company's independent distributors better access to these instruments. During the first quarter of 1996, instruments were classified as property and as such were depreciated to selling expense. Increased sales volume accounted for an increase of $1.0 million in the cost of sales and was unusually high relative to the increase in sales due to the lower margins from international sales. These increases were offset by $0.4 million of lower manufacturing variances charged to cost of sales in the current quarter.

Selling

         Selling expenses increased in 1997 by $0.8 million to a total of $12.2 million as compared to prior year. Domestic selling expenses increased $1.3 million, mainly due to increased instrument amortization ($0.8 million), and royalty expenses ($0.3 million). Those expenses were offset by a $0.4 million savings the Company realized by eliminating its physician practice management initiative last year.

General and Administrative

         General and administrative expenses for the three months ended March 31, 1997 decreased $0.5 million, or approximately 10% over the same period in 1996. The major contributors to the 1997 decrease in expenses were decreased domestic travel expenses ($0.4 million) due to the sale of the Company jet in 1996 and lower foreign expenses in Brazil ($0.2 million) associated with the closure of that office.

Research and Development

         Research and development expenses of $2.9 million for the first quarter of 1997 remained relatively flat compared to the first quarter of 1996. Domestic outside services decreased $0.3

                                                     10 of 19
million offset by slightly higher domestic salaries and benefits of $0.2 million in 1997.

Other

         Equity in loss of joint venture ($0.3 million) represented the Company's 50% share of expenses incurred related to the joint venture with Tissue Engineering, Inc. Progress continues to be made in that venture in the development of artificial collagen based ligaments, tendons, cartilage, and a calcium phosphate based bone cement.

         Interest expense remained relatively flat for the three months ended March 31, 1997 when compared to the same period in 1996.

         Other (income) expense for the three months ended March 31, 1997 decreased $0.2 million due, in part, to favorable currency conversion compared to the same period in 1996.

         For the three month periods ended March 31, 1997 and 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") is detailed in the table below.


                                                   March 31,
                                          ---------------------------
                                              1997             1996
                                          -----------      ----------
Operating Income                            $   (207)       $  1,630
Depreciation and Instrument Amortization       3,028           2,496
Provision for Instrument Reserves              1,003               -
Provision for Excess/Obsolete Inventory          926            (515)
Amortization of Intangibles                      838             737
Amortization of Other Assets                     133              91
Other Non Cash Addbacks                          104               -
                                          ----------       ----------
EBITDA after Certain Adjustments            $  5,825        $  4,439
                                          ===========      ==========


Liquidity and Capital Resources

         Since the DCW Acquisition, the Company's strategy has been to attain growth aggressively through new product development and acquisition of new technologies through license agreements, joint

                                                     11 of 19
ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial needs for working capital have been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance of Series C Preferred Stock to the Princes Gate purchasers in September 1995 ($35 million), and through borrowings on the Company's revolving line of credit, that are discussed below.

         The Company has available to it a $25 million revolving line of credit under the Sanwa Agreement (the "Sanwa Agreement") which provided an eligible borrowing base at March 31, 1997 of $20.8 million. As of March 31, 1997 the Company had drawn $14.9 million under this agreement. The Company's continued growth has resulted in an increase in its capital requirements and has been dependent upon the Sanwa Agreement and other funding sources to meet working capital needs. During the first quarter of 1997, borrowings under the Sanwa Agreement reached $16.8 million compared to 1996 first quarter when borrowing (under the former Heller Agreement) reached $14.4 million.

         The Company's capitalization includes senior debt securities of $84.6 million and various series of preferred stock with an aggregate liquidation value of $144.3 million including accrued dividends of $16.3 million at March 31, 1997. These securities currently bear interest or dividend rates ranging from 10.0% to 18.9% and, in certain circumstances, these rates can increase to 21.4%. As a result of the Company's obligations to establish a sinking fund for its senior debt securities beginning in July 1998 ($28.3 million) and its obligation to issue additional warrants to acquire common stock in the event that the Series C Preferred Stock is not redeemed or there has not otherwise been a qualified initial public offering on or before March 1999, Management believes that the Company will be required to effect a recapitalization plan to satisfy these future obligations. In this regard, the Company has begun discussions with a limited number of investment banks to discuss the various alternatives available to the Company including without limitation, refinancing the Senior Secured Notes. Management believes that a successful plan of recapitalization will be completed prior to the sinking fund payment becoming due in July, 1998, however, there can be no assurance that such a refinancing or recapitalization plan can be consummated.


                                                     12 of 19

         At March 31, 1997, the Company had less than $1.0 million in outstanding capital commitments, and has budgeted approximately $4.3 million for 1997 expenditures for the purchase of machinery and related capital equipment.

         As of March 31, 1997, the Company had net working capital of $51.6 million, compared with $50.5 million as of December 31, 1996. Of this $1.1 million growth, $2.8 million was attributed to growth in accounts receivable, and $6.2 million was due to a decrease in accrued expenses and other current liabilities because of payout of the 1996 management bonus ($1.0 million) and semi-annual interest payment on the bonds ($4.6 million). These increases were offset by a $1.8 million decrease in inventories and a $6.5 million increase in short term borrowings against the Company's line of credit.

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


Date:
                                       Richard D. Nikolaev
                                       President and Chief Executive Officer



Date:
                                       George G. Griffin, III
                                       Executive Vice President and
                                       Chief Financial Officer

                                                     15 of 19

                                                   Exhibit Index



      EXHIBIT
       NUMBER                     DESCRIPTION OF EXHIBIT               PAGE
        11.1          Statement regarding Computation of Earnings
                      Per Share                                         17
        12.1          Statement regarding Computation of Ratio of
                      Earnings to Fixed Charges and Preferred
                      Dividends                                         18
        27.1          Financial Data Schedule                           19


                                                     16 of 19