Form 10-Q
period 1997-06-30
WRIGHT MEDICAL TECHNOLOGY INC
filed 1997-08-11
CIK 912560

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q
(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of Class A Common Stock, par value
$.001 at June 30, 1997: 9,198,270

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Wright Medical Technology, Inc. & Subsidiaries:

                 Consolidated Balance Sheets - June 30, 1997
                 and December 31, 1996.......................................3

                 Condensed Consolidated Statements of Operations
                 for the Three and Six Month Periods Ended
                 June 30, 1997 and June 30, 1996.............................4

                 Consolidated Statements of Cash Flows for the
                 Six Month Periods Ended June 30, 1997 and
                 June 30, 1996...............................................5

                 Notes to Consolidated Financial Statements..................6



ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................9

                                       WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                                                    June 30,              December 31,
                                                                                      1997                    1996
                                                                                -----------------       ------------------
                                                                                 (in thousands)          (in thousands)
                                                                                  (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $         1,234        $             910
    Trade receivables, net                                                                22,901                   18,289
    Inventories, net                                                                      57,347                   59,107
    Prepaid expenses                                                                       1,281                    1,692
    Deferred income taxes                                                                    978                      978
    Other                                                                                  2,602                    2,540
                                                                                -----------------       ------------------
        Total Current Assets                                                              86,343                   83,516
                                                                                -----------------       ------------------
Property, Plant and Equipment, net                                                        30,180                   33,659
Investment in Joint Venture                                                                3,005                    3,597
Other Assets                                                                              44,158                   45,554
                                                                                -----------------       ------------------
                                                                                 $       163,686        $         166,326
                                                                                =================       ==================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt                                            $            86        $             138
    Short-term borrowing                                                                  15,775                    8,390
    Accounts payable                                                                       6,543                    6,063
    Accrued expenses and other current liabilities                                        14,887                   18,453
                                                                                -----------------       ------------------
        Total Current Liabilities                                                         37,291                   33,044
                                                                                -----------------       ------------------
Long-Term Debt                                                                            84,707                   84,668
Preferred Stock Dividends                                                                 20,134                   17,999
Other Liabilities                                                                          3,402                    3,189
Deferred Income Taxes                                                                        978                      978
                                                                                -----------------       ------------------
        Total Liabilities                                                                146,512                  139,878
                                                                                -----------------       ------------------
Commitments and Contingencies
Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation  value of $79.1 million,  including accrued and unpaid dividends of $2.6 million, 800,000 shares authorized, 765,395 and 711,910 shares
    issued and outstanding)                                                               66,314                   59,959
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $42.4 million, including accrued and unpaid dividends
    of $7.4 million, 350,000 shares authorized, issued and outstanding)                   27,218                   24,995

Stockholders' Investment:
    Series A preferred stock,  $.01 par value,  (aggregate  liquidation value of
        $26.6 million, including accrued and unpaid dividends of $10.1 million),
        1,200,000 shares authorized, 915,325 shares issued                                     9                        9
    Undesignated preferred stock, $.01 par value, 650,000 shares authorized,
        no shares issued                                                                       -                        -
    Class A common stock, $.001 par value, 46,000,000 shares authorized,
        10,077,650 and 10,023,421 shares issued                                               10                       10
    Class B common stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                       -                        -
    Additional capital                                                                    55,000                   53,853
    Accumulated deficit                                                                 (129,659)                (111,855)
    Other                                                                                   (678)                     516
                                                                                -----------------       ------------------
                                                                                         (75,318)                 (57,467)
    Less - Notes receivable from stockholders                                             (1,038)                  (1,037)
          Series A preferred treasury stock, 86,688 shares                                    (1)                      (1)
          Class A common treasury stock, 879,380 shares                                       (1)                      (1)
                                                                                -----------------       ------------------
        Total Stockholders' Investment                                                   (76,358)                 (58,506)
                                                                                -----------------       ------------------

                                                                                 $       163,686        $         166,326
                                                                                =================       ==================
The  accompanying  notes  are  an  integral  part  of  these consolidated balance sheets.
                                                   Page 3 of 155


                                                WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    (in thousands, except earnings per share)
                                                                   (unaudited)

                                                     Three Months Ended                        Six Months Ended
                                            ----------------------------------      ------------------------------------
                                              June 30, 1997     June 30, 1996          June 30, 1997      June 30, 1996
                                            ---------------   ----------------      ----------------    ----------------
Net sales                                    $       32,130   $        31,430        $       64,383     $        62,137

Cost of goods sold                                   11,080            10,557                23,524              20,134
                                            ---------------   ----------------      ----------------    ----------------

Gross profit                                         21,050            20,873                40,859              42,003
                                            ---------------   ----------------      ----------------    ----------------

Operating expenses:
      Selling                                        13,494            12,578                25,744              24,034
      General and administrative                      4,590             4,027                 9,102               9,023
      Research and development                        3,235             3,251                 6,172               6,299
      Equity in loss of joint venture                   275                -                    592                   -
                                            ----------------  ----------------      ----------------    ----------------
                                                     21,594            19,856                41,610              39,356
                                            ----------------  ----------------      ----------------    ----------------

Operating income (loss)                                (544)            1,017                  (751)              2,647

Interest expense, net                                 3,153             2,948                 6,227               5,913
Other (income) expense, net                             196              (422)                  125                (293)
                                            ----------------  ----------------     -----------------    ----------------

Loss before income taxes                             (3,893)           (1,509)               (7,103)             (2,973)

Provision for income taxes                                -                 -                     -                  25
                                            ----------------  ----------------     -----------------    ----------------

Net loss                                    $       $(3,893)  $        (1,509)     $         (7,103)    $        (2,998)
                                            ================  ================     =================    ================

Loss applicable to common stock             $        (9,257)  $        (6,688)     $        (17,816)    $       (13,368)
                                            ================  ================     =================    ================

Loss per share of common stock              $         (1.01)  $         (0.74)     $          (1.94)    $         (1.49)
                                            ================  ================     =================    ================

Weighted average common shares outstanding            9,198             9,016                 9,167               8,987
                                            ================  ================     =================    ================






The  accompanying  notes are an integral part of these statements.



                                                   Page 4 of 155


                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (in thousands)
                                                     (unaudited)
                                                                                              Six Months Ended
                                                                                    --------------------------------------
                                                                                       June 30,              June 30,
                                                                                         1997                  1996
                                                                                    ----------------     -----------------
      Cash Flows From Operating Activities:
          Net loss                                                                  $        (7,103)     $         (2,998)
           Adjustments  to  reconcile  net  loss to net cash  used in  operating activities:
                Depreciation                                                                  3,328                 3,750
                Instrument amortization                                                       2,881                 2,065
                Provision for instrument reserves                                             1,874                     -
                Provision for excess/obsolete inventory                                       1,471                  (475)
                Provision for sales returns                                                      12                  (109)
                Deferred income                                                                   -                   870
                Amortization of intangible assets                                             1,760                 1,446
                Amortization of deferred financing costs                                        694                   702
                Loss on disposal of equipment                                                    35                    96
                Equity in loss of joint venture                                                 592                     -
                Amortization of deferred income                                                 180                     -
                Other                                                                        (1,065)                  165
                Changes in assets and  liabilities net of effect of purchases of businesses:
                       Increase in Accounts Receivable                                       (4,634)               (2,549)
                       Increase in Inventories                                               (1,579)               (2,316)
                       Decrease in Other Current Assets                                         349                   926
                       Increase in Accounts Payable                                             480                   423
                       Decrease in Accrued Expenses and Other Liabilities                      (689)               (3,829)
                       Increase in Other Assets                                                (799)                 (283)
                                                                                    ----------------     -----------------
                Net cash used in operating activities                                        (2,213)               (2,116)
                                                                                    ----------------     -----------------

      Cash Flows From Investing Activities:
           Capital expenditures                                                              (2,708)               (3,951)
           Other                                                                               (119)                  (61)
                                                                                    ----------------     -----------------
                Net cash used in investing activities                                        (2,827)               (4,012)
                                                                                    ----------------     -----------------

      Cash Flows From Financing Activities:
           Net proceeds from short-term borrowings                                            7,385                 5,875
           Proceeds from issuance of stock and stock warrants                                     -                   633
           Payments of debt                                                                  (1,964)                 (228)
           Other                                                                                (57)                  (26)
                                                                                    ----------------     -----------------
                Net cash provided by financing activities                                     5,364                 6,254
                                                                                    ----------------     -----------------


      Net increase in cash and cash equivalents                                                 324                   126
      Cash and cash equivalents, beginning of period                                            910                 1,126
                                                                                    ----------------     -----------------
      Cash and cash equivalents, end of period                                       $        1,234       $         1,252
                                                                                    ================     =================

      Supplemental Disclosure of Cash Flow Information:
           Cash paid for interest                                                    $        5,399       $         5,205
                                                                                    ================     =================
           Cash paid for income taxes                                                $            -       $             -
                                                                                    ================     =================



The accompanying notes are an integral part of these statements.


                                                   Page 5 of 155

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and June 30, 1996 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries and joint ventures ("the Company").

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


NOTE 2 - INVENTORIES

         Components of inventory are as follows (in thousands):


                              June 30,                     Dec. 31,
                                1997                         1996
                        ---------------------         -------------------
                             (unaudited)

Raw materials           $               2,378         $             2,214
Work in process                         8,983                      10,186
Finished goods                         35,405                      36,388
Surgical instrument                    10,581                      10,319
                        ---------------------         -------------------
 Total                  $              57,347         $            59,107
                        =====================         ===================

NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses is as follows (in thousands):


                                    June 30,                   Dec. 31,
                                      1997                       1996
                               -------------------         -----------------
                                   (unaudited)

Interest                       $             4,718         $           4,668
Employee benefits                            2,004                     3,489
Joint venture                                1,488                     2,105
Commissions                                  1,383                     1,358
Professional fees                              779                     1,088
Taxes - other than income                      892                       761
Other                                        3,623                     4,984
                               -------------------         -----------------
 Total                         $            14,887         $          18,453
                               ===================         =================



NOTE 4 - LEGAL PROCEEDINGS

         No material developments occurred in the Company's legal proceedings in the period covered by this report.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is in effect for financial statements for both interim and annual periods ending after December 15, 1997. At this time, management does not believe that adoption of this standard will have a material impact on the Company's earnings per share.


SUBSEQUENT EVENT

         On August 6, 1997, the Company accepted the tender to exchange $84.95 million of its 10 3/4% Series B Senior Secured Notes (the "Series B Notes") for 11 3/4% Series C Senior Secured Step Up Notes ("Series C Notes"). The terms of those Series C Notes are governed by a new indenture ("New Indenture") which is similar to the indenture for the Series B Notes (The "Old

Indenture") except that i)the Series B Notes bear interest at 10 3/4% and the Series C Notes will bear interest at 11 3/4% which may increase to 12 1/4% on the first anniversary of the effective date of the Exchange Offer under certain circumstances; ii)the New Indenture does not contain the sinking fund requirements of the Old Indenture, and, iii)certain covenants in the New Indenture are less restrictive than those in the Old Indenture, specifically (1) the definition of Consolidated Net Worth does not require a deduction for accrued dividends on the Company's Series B and Series C Preferred Stock, and
(2) the limit on Purchase Money indebtedness is $10 million as opposed to $5 million in the Old Indenture.

         The terms of The Series B Notes which were not tendered in the Exchange Offer in the aggregate amount of $0.05 million are governed by the Old Indenture as modified by the Third Supplemental Indenture that eliminated most restrictive covenants of the Old Indenture, but did not modify the Company's sinking fund obligations with respect to those notes.

         In consideration of the Exchange Offer, the Company has entered into a Registration Rights Agreement with the holders of the Series C Notes to use its reasonable best efforts, by September 1997, to file a registration statement, and upon becoming effective, to offer the holders of the Series C Notes the opportunity to exchange the Series C Notes for registered notes. In the alternative, under certain circumstances, the Company will be required to file a shelf registration statement with respect to the Series C Notes. The Company may be required to pay liquidated damages if the Company does not fulfill its obligations under the Registration Rights Agreement.

         Jeffries & Company, Inc. is the Dealer Manager in connection with the Exchange Offer. The expenses related to the Exchange Offer will be approximately $2.8 million and will be expensed in the Company's third quarter operating results.

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

         The Company was satisfied with second quarter 1997 results. Sales for the second quarter were $32.1 million representing a slight improvement over the prior year period bringing the Company's sales increase to approximately 4% over the prior year to date. The Company believes these rates of increase approximate those of the reconstructive orthopaedic industry. Adjusted earnings before interest, taxes, depreciation, and amortization for the six months ended June 30, 1997, increased 15% when compared to the same period for the prior year. The Company was particularly encouraged by its strong international sales growth, with sales increasing 18% over the same period in the prior year. Sales of its OSTEOSET(R) products, its new ADVANCE(R) Knee System and its VERSALOK(R) Spine System continued to accelerate in the quarter. Also, net of interest expenses, the Company had positive cash flow from operations during the first half of the year.

         In July 1997, the Company received regulatory approval to market and sell its OSTEOSET(R) T product in both Australia and Canada. OSTEOSET(R) T is the Company's first medicated OSTEOSET(R) product and is indicated to treat bone voids that are infected. It contains 4% of the antibiotic tobramycin sulfate. With OSTEOSET(R) T, a therapeutic dose of tobramycin sulfate is released at the local infection site over an extended period of time with little or no systemic traces of the drug. At the same time that the antibiotic is being released, the OSTEOSET(R) causes a bone healing response that fills the bone defect or void with new bone. The Company recently filed for FDA clearance for OSTEOSET(R) T. The Company believes that this product is unique and has no real counterparts in the market.


Results of Operations

         The Company's net sales for the quarter ended June 30, 1997 were $32.1 million as compared to prior year's sales of $31.4 million for the same period. Net sales for the six months ended June 30, 1997 were $64.4 million representing an increase in sales of $2.2 million compared to the same period in 1996. Contributing to the sales growth over prior quarters were increases in sales of spinal products, including the Company's VERSALOK(R) Spine Fixation System, OSTEOSET(R) and the Company's new ADVANCE(R) Knee.

         International sales were strong during the second quarter with sales increasing 16% over the same period in the prior year, while domestic sales growth remained relatively flat. Year-to- date international sales for 1997 increased $2.9 million or 18% when compared to the same period in 1996.


Cost of Sales

         Cost of sales for the three months and six months ended June 30, 1997, increased $0.5 million and $3.4 million respectively, over the same periods in the prior year. Regarding the three month period ended June 30, 1997, the increase was primarily due to higher unit sales, although domestic discounting and a higher mix of lower unit price international sales adversely impacted second quarter sales when compared to prior year, and an unfavorable variance of $0.7 million due to instrument reserves attributable to the 1996 reclass of instruments from property, plant and equipment. Offsetting these unfavorable variances was a favorable adjustment of $1.3 million due to reserve adjustments related to surgical instrument sales.

         For the six month period ended June 30, 1997 cost of sales increased $3.4 million compared to the same period primarily due to those factors noted above.

Selling

         Selling expenses for the three months ended June 30, 1997 were $13.5 million, or $0.9 million higher than the same period in 1996. The increase was primarily due to the first quarter purchase of two of the Company's independent distributorships and to the reorganization of operations in the New England territories.

         For the six month period ended June 30, 1997 selling expenses were $25.7 million, or $1.7 million higher when compared to the same period in 1996. Domestic selling expenses increased $1.8 million, whereas international selling expenses remained relatively flat in comparison to the prior year. The domestic selling expense increases were attributable to increased instrument amortization ($1.0 million), non employee stock compensation expense ($0.2 million), freight expense for customer shipments ($0.3 million), and purchase of the independent distributorships and the New England territory reorganization.


General and Administrative

         General and administrative expenses for the three months ended June 30, 1997 increased $0.6 million, or approximately 14% when compared to the same period in 1996. For the six months ended June 30, 1997, general and administrative expenses remained relatively flat with less than a 1% increase over prior year.


Research and Development

         Research and development expenses of $3.2 million for the second quarter of 1997 remained consistent with the second quarter of 1996. For the six months ended June 30, 1997, expenses were $6.2 million compared to $6.3 million in 1996.


Other

         Equity in loss of joint venture of $0.3 million and $0.6 million for the second quarter and 1997 year to date respectively, represented the Company's 50% share of expenses incurred related to the joint venture with Tissue Engineering, Inc. Progress continues to be made in that venture in the development of a collagen based tissue patch, a collagen and calcium phosphate based bone cement, and a collagen based ligament prosthesis.

         Interest expense remained relatively flat for the three month and six month periods ending June 30, 1997 when compared to the same period in 1996.

         Other (income) expense for the three months and six month periods ended June 30, 1997, decreased $0.6 million and $0.4 million respectively, due primarily to the sale of the company jet in 1996 which had a favorable impact during the second quarter of 1996.

         For the three and six month periods ended June 30, 1997 earnings before interest, taxes, depreciation, and amortization ("EBITDA") is detailed in the table below.


                                             Three                     Six
                                             Months                   Months
                                             Ended                    Ended
                                            June 30,                 June 30,
                                              1997                     1997

                                         --------------           --------------
Operating Loss                           $        (544)           $        (751)
Depreciation and Instrument Amortization         3,181                    6,209
Provision for Instrument Reserves                  871                    1,874
Provision for Excess/Obsolete Inventory            545                    1,471
Amortization of Intangibles                        922                    1,760
Amortization of Other Assets                       134                      267
Other Non Cash Addbacks                            107                      211
                                         --------------           --------------
EBITDA after Certain Adjustments         $       5,216            $      11,041
                                         ==============           ==============


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

         The Company has available to it a $25 million revolving line of credit under the Sanwa Agreement (the "Sanwa Agreement") which provided an eligible borrowing base at June 30, 1997 of $23.7 million. That borrowing base is likely to increase under the Sanwa Agreement as a result of the Exchange Offer. As of June 30, 1997, the Company had drawn $15.8 million under this agreement. The Company's continued growth has resulted in an increase in its capital requirements and it has been dependent upon the Sanwa Agreement and other funding sources to meet working capital needs. During the first half of 1997, borrowings under the Sanwa Agreement reached $18.1 million compared to the first half of 1996 when borrowings (under the former Heller Agreement) reached $14.4 million.

     The Company's capitalization includes debt facilities totaling $86.7 million of which $84.95 million were recently exchanged pursuant to an Exchange Offer (See Subsequent Event above) and various series of preferred stock with an aggregate liquidation value of $148.1 million including accrued but unpaid dividends of $20.1 million at June 30, 1997. These securities currently bear interest or dividend rates ranging from 10.0% to 18.9% and, in certain circumstances, these rates can increase to 21.7%. The New Indenture eliminated provisions related to the Company's obligation to make the sinking fund payments and certain restrictive covenants of the Old Indenture; there was no assurance that the Company could have met the obligations of these provisions prior to the Exchange Offer.

         The expenses of soliciting the tenders will be borne by the Company. Jeffries & Company, Inc. acted as the Dealer Manager in connection with the Exchange Offer. The estimated aggregate expenses of the Exchange Offer will be approximately $2.8 million.

         At June 30, 1997, the Company had approximately $4.2 million in outstanding capital commitments, and has budgeted expenditures for 1997 of approximately $4.3 million for the purchase of machinery and related capital equipment. The Company has spent $2.7 million through the first half of the year. In assessing the impact of the "Year 2000" on the Company's information systems, as well as other information system needs, management has begun discussion with a limited number of computer software companies. Currently, management estimates the cost of new information system software to approximate $1.5 million, a portion of which may be incurred during the remainder of calendar year 1997.

         As of June 30, 1997, the Company had net working capital (current assets less current liabilities) of $49.1 million, compared with $50.5 million as of December 31, 1996. Of this $1.4 million decline, $1.8 million was due to a decrease in inventories and $7.4 million was attributed to growth in short term borrowings against the Company's line of credit. These decreases to working capital were offset principally by $4.6 million growth in accounts receivable and $3.6 million decrease to accrued expenses.

                                           PART II  -  OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

                    See Note 4. in the "NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS" On Page 7.



ITEM 2.    CHANGES IN SECURITIES.

                    See Subsequent Event in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" On Pages 7-8.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                    None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    None


ITEM 5.    OTHER INFORMATION.

                    None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                    A)       See Exhibit Index at page 17.
                    B) No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                            SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 8/11/97                        /s/Richard D. Nikolaev
                                     Richard D. Nikolaev
                                     President and Chief Executive Officer



Date: 8/11/97                        /s/Gregory K. Butler
                                     Gregory K. Butler
                                     Vice President and
                                     Chief Financial Officer

                                                   Exhibit Index



      EXHIBIT
       NUMBER                   DESCRIPTION OF EXHIBIT                    PAGE
        4.1           Form of Indenture to 11 3/4% Series C Senior          18
                      Secured Step Up Notes between The Company
                      and State Street Bank and Trust Company, as
                      Trustee
        4.2           Form of Series C 11 3/4% Senior Secured Step         101
                      Up Note
        4.3           Form of Registration Rights Agreement,               112
                      between the Company and holders of the
                      Company's 11 3/4% Series C Senior Secured
                      Step Up Notes
        4.4           Form of Third Supplemental Indenture to 10           143
                      3/4% Series B Senior Secured Notes between
                      the Company and State Street Bank and Trust
                      Company, as Trustee
        11.1          Statement regarding Computation of Earnings          153
                      Per Share
        12.1          Statement regarding Computation of Ratio of          154
                      Earnings to Fixed Charges and Preferred
                      Dividends
        27.1          Financial Data Schedule                              155