Form 10-Q
period 1997-09-30
WRIGHT MEDICAL TECHNOLOGY INC
filed 1997-11-13
CIK 912560

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                 FORM 10-Q
(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      X      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Registrant's telephone number, including area code: (901) 867-9971


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of Class A Common Stock, par value
$.001 at September 30, 1997: 9,695,625

                        PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

           Wright Medical Technology, Inc. & Subsidiaries:

               Consolidated Balance Sheets - September 30, 1997
               and December 31, 1996...........................................3

               Condensed Consolidated Statements of Operations
               for the Three and Nine Month Periods Ended
               September 30, 1997 and September 30, 1996.......................4

               Consolidated Statements of Cash Flows for the
               Nine Month Periods Ended September 30, 1997 and
               September 30, 1996..............................................5

               Notes to Consolidated Financial Statements......................6


ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................10



                                WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,            December 31,
                                                                                      1997                    1996
                                                                                -----------------       ------------------
                                                                                 (in thousands)          (in thousands)
                                                                                  (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $             936       $             910
  Trade receivables, net                                                                   20,021                  18,289
  Inventories, net                                                                         59,032                  59,107
  Prepaid expenses                                                                          2,195                   1,692
  Deferred income taxes                                                                       978                     978
  Other                                                                                     3,042                   2,540
                                                                                -----------------       ------------------
    Total Current Assets                                                                   86,204                  83,516
                                                                                -----------------       ------------------

Property, Plant and Equipment, net                                                         28,295                   33,659
Investment in Joint Venture                                                                 2,693                    3,597
Other Assets                                                                               43,092                   45,554
                                                                                -----------------       ------------------
                                                                                $         160,284       $          166,326
                                                                                =================       ==================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                                             $              75       $              138
  Short-term borrowing                                                                     18,675                    8,390
  Accounts payable                                                                          7,033                    6,063
  Accrued expenses and other current liabilities                                           15,059                   18,453
                                                                                -----------------       ------------------
    Total Current Liabilities                                                              40,842                   33,044
                                                                                -----------------       ------------------

Long-Term Debt                                                                             84,738                   84,668
Preferred Stock Dividends                                                                  23,883                   17,999
Other Liabilities                                                                           2,927                    3,189
Deferred Income Taxes                                                                         978                      978
                                                                                -----------------       ------------------
        Total Liabilities                                                                 153,368                  139,878
                                                                                -----------------       ------------------

Commitments and Contingencies

Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation  value of $81.0 million,  including accrued and unpaid dividends of $4.5 million, 800,000 shares authorized, 765,395 and 711,910 shares
  issued and outstanding)                                                                  66,562                   59,959
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $43.5 million, including accrued and unpaid dividends of
  $8.5 million, 350,000 shares authorized, issued and outstanding)                         28,330                   24,995

Stockholders' Investment:
  Series A preferred stock,  $.01 par value,  (aggregate  liquidation value of
      $27.4 million, including accrued and unpaid dividends of $10.9 million),
      1,200,000 shares authorized, 915,325 shares issued                                        9                        9
  Undesignated preferred stock, $.01 par value, 650,000 shares authorized,
      no shares issued                                                                          -                        -
  Class A common stock, $.001 par value, 46,000,000 shares authorized,
      10,581,000 and 10,023,421 shares issued                                                  11                       10
  Class B common stock, $.01 par value, 1,000,000 shares authorized,
      no shares issued                                                                          -                        -
  Additional capital                                                                       57,182                   53,853
  Accumulated deficit                                                                    (143,683)                (111,855)
  Other                                                                                      (454)                     516
                                                                                -----------------       ------------------
                                                                                          (86,935)                 (57,467)

  Less - Notes receivable from stockholders                                                (1,039)                  (1,037)
        Series A preferred treasury stock, 86,688 shares                                       (1)                      (1)
        Class A common treasury stock, 884,630 shares                                          (1)                      (1)
                                                                                -----------------       ------------------
      Total Stockholders' Investment                                                      (87,976)                 (58,506)
                                                                                -----------------       ------------------

                                                                                $         160,284       $          166,326
                                                                                =================       ==================

The accompanying notes are an integral part of these consolidated balance sheets.






                                 WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (in thousands, except earnings per share)
                                                     (unaudited)
                                                     Three Months Ended                         Nine Months Ended
                                            ------------------------------------       ------------------------------------
                                            Sept. 30, 1997      Sept. 30, 1996         Sept. 30, 1997      Sept. 30, 1996
Net sales                                   $        28,581     $        29,065        $        92,964     $        91,202

Cost of goods sold                                   11,202              11,589                 34,726              32,656
                                            ----------------    ----------------       ----------------    ----------------

Gross profit                                         17,379              17,476                 58,238              58,546
                                            ----------------    ----------------       ----------------    ----------------

Operating expenses:
  Selling                                            11,820              11,468                 37,564              34,570
  General and administrative                          7,195               4,616                 16,297              13,638
  Research and development                            3,175               3,322                  9,347               9,621
  Equity in loss of joint venture                       311                 151                    903                 151
                                            ----------------    ----------------       ----------------    ----------------
                                                     22,501              19,557                 64,111              57,980
                                            ----------------    ----------------       ----------------    ----------------

Operating income (loss)                              (5,122)             (2,081)                (5,873)                566

Interest expense, net                                 3,404               2,910                  9,631               8,823
Other (income) expense, net                             130                 203                    255                 (90)
                                           -----------------    ----------------       ----------------    ----------------

Loss before income taxes                             (8,656)             (5,194)               (15,759)             (8,167)

Provision for income taxes                                -                  22                      -                  47
                                           -----------------    ----------------       ----------------    ----------------

Net loss                                   $         (8,656)    $        (5,216)       $       (15,759)    $        (8,214)
                                           =================    ================       ================    ================

Loss applicable to common stock            $        (14,024)    $       (10,392)       $       (31,840)    $       (23,760)
                                           =================    ================       ================    ================

Loss per share of common stock             $          (1.47)    $         (1.14)       $         (3.43)    $         (2.63)
                                           =================    ================       ================    ================

Weighted average common shares outstanding            9,520               9,115                  9,276               9,030
                                           =================    ================       ================    ================






The accompanying notes are an integral part of these statements.


                                                       Page 4 of 21


                            WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (in thousands)
                                                 (unaudited)
                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                  Sept. 30,         Sept. 30,
                                                                                    1997               1996
                                                                                -------------     -------------
Cash Flows From Operating Activities:
      Net loss                                                                  $    (15,759)     $     (8,214)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation                                                                5,013             5,341
           Instrument amortization                                                     4,417             2,383
           Provision for instrument reserves                                           2,714             2,158
           Provision for excess/obsolete inventory                                     2,264              (111)
           Provision for sales returns                                                    16              (234)
           Deferred income                                                                 -             1,740
           Amortization of intangible assets                                           2,564             2,152
           Amortization of deferred financing costs                                    1,041             1,021
           Loss on disposal of equipment                                                  96               477
           Equity in loss of joint venture                                               904               151
           Amortization of deferred income                                               270                 -
           Other                                                                       1,122               228
           Changes in assets and  liabilities net of effect of purchases of businesses:
                (Increase) Decrease in Accounts Receivable                            (1,762)             (694)
                (Increase) Decrease in Inventories                                    (4,895)           (4,840)
                (Increase) Decrease in Other Current Assets                           (1,005)              829
                Increase (Decrease) in Accounts Payable                                  970            (1,601)
                Increase (Decrease) in Accrued Expenses and Other Liabilities           (312)           (6,255)
                (Increase) Decrease in Other Assets                                     (843)             (150)
                                                                                -------------     -------------
           Net cash used in operating activities                                      (3,185)           (5,619)
                                                                                -------------     -------------

Cash Flows From Investing Activities:
      Capital expenditures                                                            (4,162)           (2,545)
      Other                                                                             (124)             (423)
                                                                                -------------     -------------
           Net cash used in investing activities                                      (4,286)           (2,968)
                                                                                -------------     -------------

Cash Flows From Financing Activities:
      Net proceeds from short-term borrowings                                         10,285             8,750
      Proceeds from issuance of stock and stock warrants                                  22             1,275
      Payments of debt                                                                (2,753)             (727)
      Other                                                                              (57)              (46)
                                                                                -------------     -------------
           Net cash provided by financing activities                                   7,497             9,252
                                                                                -------------     -------------


Net increase in cash and cash equivalents                                                 26               665
Cash and cash equivalents, beginning of period                                           910             1,126
                                                                                -------------     -------------
Cash and cash equivalents, end of period                                        $        936      $      1,791
                                                                                =============     =============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                    $     10,492      $     10,201
                                                                                =============     =============
      Cash paid for income taxes                                                $          -      $          -
                                                                                =============     =============



The accompanying notes are an integral part of these statements.


                              Page 5 of 21

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and September 30, 1996 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries and joint ventures ("the Company").

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


NOTE 2 - INVENTORIES

         Components of inventory are as follows (in thousands):


                               Sept. 30,                      Dec. 31,
                                 1997                            1996
                         ---------------------           -------------------
                              (unaudited)

Raw materials            $               2,721           $             2,214
Work in process                          9,923                        10,186
Finished goods                          35,275                        36,388
Surgical instruments                    11,113                        10,319
                         ---------------------           -------------------
 Total                   $              59,032           $            59,107
                         =====================           ===================

NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses is as follows (in thousands):


                                      Sept. 30,                  Dec. 31,
                                        1997                       1996
                                 -------------------         -----------------
                                     (unaudited)

Interest                         $             2,629         $           4,668
Employee benefits                              1,480                     3,489
Joint venture                                  1,497                     2,105
Commissions                                    1,507                     1,358
Professional fees                              3,315                     1,088
Taxes - other than income                      1,103                       761
Other                                          3,528                     4,984
                                 -------------------         -----------------
 Total                           $            15,059         $          18,453
                                 ===================         =================



NOTE 4 - LEGAL PROCEEDINGS

     Mitek Surgical Products, Inc. ("Mitek"), had previously alleged in the Federal District Court for the Northern District of California that the Company's ANCHORLOK(R) soft tissue anchor infringes its patent. That court recently rendered an opinion of non-infringement in favor of the Company, which opinion was reversed on November 3, 1997, after reconsideration by the Court. On July 18, 1997, Howmedica, Inc. alleged in the Federal District Court for the District of New Jersey that certain of the Company's products infringe its patent related to a type of porous coating and seeks unspecified money damages. The Company is evaluating that claim. On August 22, 1997, Osteonics, Inc. alleged in the Federal District Court for the District of New Jersey that the Company's Bridge Hip System infringes its patent and seeks money damages and injunctive relief. The Company is evaluating that claim.

     The Company and its counsel believe it has meritorious defenses to these actions at this time, and accordingly, do not believe that the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

     No material developments occurred in the Company's other legal proceedings in the period covered by this report.

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


SHORT-TERM BORROWING

     In the third quarter the Company experienced large non-recurring expenses related to the exchange of the Company's senior debt and the costs associated with the Company's reduction in force. As a result, the Company sought and was granted, from Sanwa Credit Corporation ("Sanwa"), on October 24, 1997, a modification of terms for the Cash Flow Coverage Ratio from 1.15 to 1.0 for the twelve month period ended September 30, 1997. This modification does not extend to future measurement dates. Based on current estimates, management believes that the Company will meet the 1.15 cash flow coverage ratio requirement for the twelve month period ending December 31, 1997 and throughout 1998.

SUBSEQUENT EVENTS

     On November 3, 1997, the Company completed an exchange offer pursuant to a registration statement filed on Form S-4 (File #333-34853), of its 11 3/4% Series C Senior Secured Step-Up Notes ("Series C Notes") for 11 3/4% Series D Senior Secured Step-Up Notes. The terms for the Series D Notes are the same as the Series C Notes except that the Series D Notes are registered securities.

     On August 6, 1997, the Company had completed the exchange of its 10 3/4% Series B Senior Secured Notes for the Series C Notes. (See the Company's Form 10-Q for the period ending June 30, 1997 filed August 11, 1997.)

     On November 5, 1997, the Company announced the retirement of its President and Chief Executive Officer, Richard D. Nikolaev, as of November 30, 1997. Mr. Nikolaev will remain closely associated with the company as a consultant and as a member of the Board of Directors. Mr. Richard H. Mazza was named Chief Operating Officer and will be responsible for the day to day management of the company. He will report directly to the Board of Directors.

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

     Sales for the third quarter were slightly below the prior year period due primarily to softened domestic sales of the Company's ADVANTIM(R) Knee System and continued heavy discounting. Sales of the company's new ADVANCE(R) Knee System continued to grow and the company has accelerated the commercial launch of the ADVANCE(R) PCR (posterior cruciate ligament retaining) design to offset the sales erosion of the ADVANTIM(R) knee. Sales of the Company's OSTEOSET(R) products continued to expand consistent with the Company's expectations.

     In the face of softer overall sales, in the third quarter the Company instituted a wide ranging cost reduction plan in an effort to increase profitability and improve cash flow. As part of that plan, the Company reduced its workforce by approximately 58 full time and 18 temporary employees, or approximately 12% of its workforce. The Company also made a significant contribution of stock to the employees retirement plan as a method of increasing and motivating its workforce. These activities resulted in a one time charge to earnings in the third quarter of approximately $1.7 million.

     In addition, the Company completed an exchange of its senior notes principally to relieve the Company of the sinking fund obligations of its old notes. On August 7, 1997, pursuant to a private exchange, the Company's 10 3/4% Series B Senior Secured Notes were exchanged for 11 3/4% Series C Senior Secured Step-Up Notes (the "Series C Notes"). On November 3, 1997, the Series C

Notes were exchanged, pursuant to the Company's report on Form S-4 (File #333-34853), for registered 11 3/4% Series D Senior Secured Step-Up Notes otherwise identical in all respects to the Series C Notes. Expenses related to these transactions (the "Exchange Offer") of $2.8 million were charged to the third quarter.

     Net of the expenses related to the Exchange Offer, the reduction in force and the stock contribution to the employees retirement plan, the Company's operating loss decreased from $5.1 million to $0.6 million for the period. Net of the semi-annual bond interest payment, the Company also reported positive cash flow for the third quarter. As a result of the cost cutting measures instituted, the Company also expects cash flow and operating earnings to improve in the fourth quarter and in 1998.

Results of Operations

     The Company's net sales for the quarter were $28.6 million as compared to $29.1 million for the same period in the prior year. Although sales were lower for the 1997 period by $0.5 million due to a sales decline in knees, management was satisfied with the performance of the remaining product lines with hips, trauma, biologics and spine showing growth of $1.8 million. Knee sales for the period were less than third quarter 1996, but are expected to rebound in 1998 with the introduction of the cruciate retaining and revision line extensions of the Company's new ADVANCE(R) Knee System.

     Year to date net sales for the nine months ended September 30, 1997 were $1.8 million higher or $93.0 million, as compared to sales of $91.2 million for the same period in 1996. All product lines posted higher sales in 1997 compared to the prior year, except knee sales which declined 3%.

     International sales for the third quarter were down 3% when compared to the third quarter of 1996 due to a non-recurring distributor stocking order in Latin America in 1996. Year to date international sales were favorable in 1997 compared to the nine months ended September 30, 1996, by $2.7 million with strong showings in most product lines especially knees which posted sales of $16.1 million or $1.9 million higher than the previous year. All three of the Company's knee systems, ADVANTIM(R), AXIOM(R), and ADVANCE(R) contributed to this strong year to date favorable variance.

Selling

     Selling expenses were $11.8 million and $37.6 million for the three and nine month periods ended September 30, 1997 up from $11.5 million and $34.6 million respectively for the same periods in 1996.

     The increase for both periods was primarily the result of the on-going expenses related to the previously independent distributorships which were purchased by the Company earlier in 1997 and the expenses due to the reorganization of operations in the New England territories which also occurred earlier in the year.

General and Administrative

     General and administrative expenses were higher $2.6 million for the quarter and $2.7 million for the nine month periods ended September 30, 1997 when compared to the same periods in the prior year. However, net of expenses related to the Exchange Offer ($2.8 million), and the reduction in force ($0.2 million) general and administrative expenses decreased when compared to the prior period. (The Exchange Offer is discussed in greater detail in the overview section of this management discussion and analysis and in the Form S-4.)

Research and Development

     Research and development expenses remained relatively flat for the three months ended September 30, 1997 at $3.2 million compared to $3.3 million for the same period in the prior year. For the first nine months of 1997 expenses were $9.3 million compared to $9.6 million during the same period in the prior year.

Other

     Equity in loss of joint venture of $0.3 million and $0.9 million for the third quarter and 1997 year to date respectively, represented the Company's 50% share of expenses incurred related to the joint venture with Tissue Engineering, Inc. Research continues in that venture in the development of a collagen based tissue patch, a collagen and calcium phosphate based bone cement, and a collagen based ligament prosthesis.

     Interest expense increased by $0.5 million and $0.8 million for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996. This increase was primarily due to the higher interest rates paid by the Company on the Series C Notes, and a higher usage of the Company's line of credit.

     Other (income)/expense of $0.1 million remained relatively flat for the third quarter of 1997 when compared to the same period in 1996. As of September 30, 1997, year to date other (income)/ expense was unfavorable when compared to the same period in 1996 by $0.3 million due to the sale of the company jet in 1996 which had a favorable impact to other income in the 1996 year to date results.

     For the three and nine month periods ended September 30, 1997 earnings before interest, taxes, depreciation, and amortization ("EBITDA") is detailed in the table below. The operating loss for the three and nine month periods ended September 30, 1997 includes a one time charge of $4.5 million due to the expenses related to the Exchange Offer ($2.8 million), the reduction in force ($0.8 million), and the stock contribution ($0.9 million).


                                              Three                 Nine
                                              Months                Months
                                              Ended                 Ended
                                             September             September
                                              30, 1997              30, 1997
                                           ------------          ------------
Operating Loss                             $    (5,122)          $    (5,873)
Depreciation and Instrument Amortization         3,223                 9,430
Provision for Instrument Reserves                  840                 2,714
Provision for Excess/Obsolete Inventory            793                 2,264
Amortization of Intangibles                        804                 2,564
Amortization of Other Assets                       133                   400
*Other Non Cash Addbacks                           980                 1,193
                                           ------------          ------------
EBITDA after Certain Adjustments           $     1,651           $    12,692
                                           ============          ============

     *Other Non Cash Addbacks include the stock contribution to the employees retirement plan and non-employee stock option expense.

Liquidity and Capital Resources

     In July, 1993, the Company was founded to acquire substantially all the assets of the large joint orthopaedic implant business of Dow Corning Wright Corporation, a subsidiary of Dow Corning Corporation (collectively "DCW") (the "Acquisition"). Since that date, the Company's strategy has been to attain growth through new product development and acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial needs for working capital have been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance of Series C Preferred Stock to the Princes Gate purchasers in September 1995 ($35 million), and through borrowings on the Company's revolving line of credit.

     The Company has available to it a $30 million revolving line of credit under the Sanwa Agreement (the "Sanwa Agreement") which provided an eligible borrowing base at September 30, 1997 of $28.7 million. (The maximum allowable borrowing base recently increased to $30 million as a result of the Exchange Offer.) As of September 30, 1997, the Company had drawn $18.7 million against this line of credit. The Company's strategy and it's interest obligations to its noteholders have resulted in a continued dependence on the Sanwa Agreement and other funding sources to meet working capital needs. During the third quarter of 1997 the Company's cash flow, net of its semi-annual interest obligation paid on July 1, 1997, was positive. During the nine months ended September 30, 1997, borrowing under the Sanwa Agreement reached $21.6 million compared to the same period in 1996 when borrowings (under the former Heller Agreement) reached $16.1 million.

     The Company's capitalization includes debt facilities totaling $87.1 million of which $85 million were recently exchanged pursuant to the Exchange Offer and various series of preferred stock with an aggregate liquidation value of $151.9 million including accrued but unpaid dividends of $23.9 million at September 30, 1997. These securities currently bear interest or dividend rates ranging from 10.0% to 21.7%. The Series D Notes eliminated provisions related to the Company's obligation to make the sinking fund payments and certain restrictive covenants of the Old Indenture. On October 24, 1997, Sanwa agreed to modify the terms of the Cash Flow Coverage Ratio from 1.15 to 1.0 for the twelve month period ended September 30, 1997 (see Subsequent Event footnote to the Financial Statements).

     At September 30, 1997, the Company had approximately $2.9 million in outstanding capital commitments, and has budgeted expenditures for 1997 of approximately $4.3 million for the purchase of machinery and related capital equipment. The Company has spent $4.2 million through the first nine months of the year.

     In assessing the impact of the "Year 2000" on the Company's information systems, as well as other information system needs, Management has begun discussions with a limited number of computer software companies. Currently, Management estimates the cost of new information system software to approximate $1.5 million, the majority of which will be incurred in 1998.

     As of September 30, 1997, the Company had net working capital (current assets less current liabilities) of $45.4 million, compared with $50.5 million as of December 31, 1996. Of this $5.1 million decline, $10.3 million was attributed to growth in short term borrowings against the Company's line of credit offset, principally, by $1.8 million growth in accounts receivable and $3.4 million decrease to accrued expenses.

                       PART II  -  OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS.

                 See Note 4. in the "NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS" On Page 7.


ITEM 2.      CHANGES IN SECURITIES.

                 See   Short-Term   Borrowing   in   the   "NOTES   TO
                 CONSOLIDATED FINANCIAL STATEMENTS" On Pages 8.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

                 None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 As of August 11, 1997, a majority of the holders of Class A Common and Series A Preferred of the Company, by written consent in lieu of a meeting pursuant to Delaware General Corporate Law Section 228, voted to increase the number of shares reserved for issuance pursuant to options granted under the 1993 Stock Option Plan to 1,810,000 and under the 1994 Distributor Stock Option Plan to 570,000.

ITEM 5.      OTHER INFORMATION.

                 None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

                 A) See Exhibit Index at page 18.
                 B) No reports on Form 8-K were filed during the
                    quarter for which this report on Form 10-Q is filed.

                              SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  11/12/97                 /s/Richard D. Nikolaev
                                Richard D. Nikolaev
                                President and Chief Executive Officer



Date:  11/12/97                 /s/Gregory K. Butler
                                Gregory K. Butler
                                Vice President and
                                Chief Financial Officer

                              Exhibit Index



    EXHIBIT
    NUMBER                  DESCRIPTION OF EXHIBIT                          PAGE
     11.1           Statement regarding Computation of Earnings               19
                    Per Share
     12.1           Statement regarding Computation of Ratio of               20
                    Earnings to Fixed Charges and Preferred
                    Dividends
     27.1           Financial Data Schedule                                   21