Form 10-K405
period 1997-12-31
WRIGHT MEDICAL TECHNOLOGY INC
filed 1998-03-31
CIK 912560

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    X            EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1998 the registrant had 9,721,075 shares outstanding of Class A Common Stock, $0.001 par value per share.

                     DOCUMENTS INCORPORATED BY REFERENCE.  None

                               TABLE OF CONTENTS


PART I
  Item 1.   Business
              Overview.........................................................3
              Principal Products...............................................5
              Marketing and Distribution......................................15
              Competition.....................................................16
              Manufacturing and Quality Control...............................17
              Government Regulations..........................................18
              Research and Product Development................................19
              Principal Customers.............................................20
              Raw Materials...................................................20
              Environmental...................................................21
              Insurance.......................................................21
              Patents and Trademarks..........................................22
              Royalty and Other Payments......................................22
              Seasonality.....................................................22
              Employees.......................................................23
  Item 2.   Properties........................................................23
  Item 3.   Legal Proceedings.................................................24
  Item 4.   Submission of Matters to a Vote of
            Security Holders..................................................25

PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................26
  Item 6.   Selected Financial Data...........................................27
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................28
  Item 8.   Financial Statements and Supplementary Data.......................36
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................36

PART III
  Item 10.  Directors and Executive Officers of the Registrant................37
  Item 11.  Executive Compensation............................................41
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management ...................................................47
  Item 13.  Certain Relationships and Related Transactions....................50

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...............................................54

                                   PART I.

ITEM 1.           BUSINESS.

Overview

     Wright Medical Technology, Inc., a Delaware corporation (collectively with its subsidiaries, the "Company") is a designer, manufacturer and worldwide distributor of orthopaedic implant devices and instrumentation for reconstruction and fixation. Dedicated to bringing solutions to the orthopaedic industry, Wright Medical Technology, Inc. provides innovative products and services that address the critical issues in the changing orthopaedic healthcare arena. Reconstructive devices are for joint arthroplasty that involve the replacement with mechanical substitutes of impaired skeletal joints such as knees, hips, shoulders, and the small joints of the extremities (elbow, hands and feet). The Company also currently offers devices for 1) fracture fixation due to trauma, 2) arthroscopic surgery of the knee, shoulder and extremities, and 3) the spine to aid in correction of deformity and instability.

     In addition, the Company is developing a wide range of new biological products that are designed to solve orthopaedic problems by, in some cases, delaying or obviating the need for traditional orthopaedic solutions. OSTEOSET(R) Bone Graft Substitute is a patented bio-orthopaedic product that, compared to current bone graft alternatives, is ideal for bone grafting procedures because it is both biocompatible and bioresorbable. It can also be used in the presence of infection. The Company received FDA clearance for OSTEOSET(R) Bone Graft Substitute in June 1996 and introduced the product in August 1996 for the treatment of bony voids and gaps of the extremities. On May 9, 1997, the Company announced that the U.S. Food and Drug Administration cleared OSTEOSET(R) Bone Graft Substitute for use in the spine and pelvis. Currently OSTEOSET(R) is the only bone graft substitute cleared for these indications.

     Also, the Company is engaged in a joint venture agreement with Tissue Engineering, Inc. ("TEI") a Boston, Massachusetts company that develops and owns technology to produce collagen-based scaffolds which can be used for durameter replacement, ligament and tendon reconstruction, for cartilage regeneration, and for use with calcium phosphate/sulfate as a bone graft substitute. The joint venture will further develop and commercialize those products for use in the treatment of musculoskeletal problems based on TEI technology.

     The Company's business strategy is to design and develop unique and innovative products to solve clinical orthopaedic problems. In order to better achieve that goal, in early 1998 the Company determined to narrow its product focus and to concentrate its resources and working capital on products in its hip, knee and extremity product lines and to expand its already strong portfolio of biologic products. The Company plans to expand its product and technology base in these areas through investment in internal research and development and through the acquisition of new products and technologies. As a result, the Company will seek to divest its assets related to its spinal, trauma and arthroscopy products.

     The Company's headquarters, manufacturing and distribution facilities are located in Arlington, Tennessee. Products are distributed throughout the world through a combination of distributors and wholly owned subsidiaries. Principal markets include the United States, Canada, Japan, France, Spain, Australia, and Taiwan.

     In July 1993, the Company was founded to acquire substantially all the assets of the large joint orthopaedic implant business of Dow Corning Wright Corporation, a subsidiary of Dow Corning Corporation (collectively "DCW")(the "Acquisition"). Unless the context otherwise requires, the term "Company" as used herein refers to Wright Medical Technology, Inc. and its subsidiaries.

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

     This document includes forecasts and projections that are forward looking statements based on management's current expectations of the Company's near term results, based on currently available information pertaining to the Company. Actual future results and trends may differ materially depending on a variety of factors, including competition in the marketplace, changing market conditions, demographic trends, product research and development, government approvals, government reimbursement schedules and other factors. Results of operations in the industry generally show a seasonal pattern, as customers reduce shipments during the warm weather months. The Company assumes no obligation for updating any such forward looking statements.

Principal Products

     The Company's revenues are derived primarily from the sale of orthopaedic implant devices for reconstruction and fixation. The United States population over 60 years of age continues to grow as a percentage of the total population. The aging of the population is significant in that approximately 70% of all joint implants are for patients over 60 years of age. Osteoarthritis (degenerative joint disease) affects over 15 million people in the United States and is the primary indication for orthopaedic implants. Management believes that as the population ages, the incidence of osteoarthritis and other ailments will increase and, as a consequence, the demand for orthopaedic implants and new solutions for medical problems requiring orthopaedic applications should rise. Management believes that another factor affecting growth of implant use is the increasingly active lifestyle of many older Americans. A more active lifestyle not only accelerates the joint degeneration process, but also increases the expectations that people have of their bodies. Joint degeneration leads to pain and decreased mobility, while active lifestyles also may result in more sports-related traumatic injuries necessitating total joint procedures later in life. As a result, the Company believes that the need for new and innovative orthopaedic solutions will continue to grow.

Reconstructive Knee Products

     The Company currently markets several reconstructive knee systems including the AXIOM(R) Total Knee System (the "AXIOM(R) Knee"), the ADVANTIM(R) Total Knee System (the "ADVANTIM(R) Knee"), and the ADVANCE(R) Total Knee System (the "ADVANCE(R) Knee"). Each of these systems is designed to duplicate the anatomical function of the patient's knee, thereby improving its range of motion and stability. In a typical knee replacement, the surgeon may replace the articulating surfaces of the knee: the knee cap (patella), top of the shin bone (tibia) and bottom of the thigh bone (femur). In the majority of total knee replacement surgeries, the surgeon can choose to leave the posterior cruciate ligament ("PCL") intact (necessitating a PCL sparing knee component) or remove that ligament (necessitating a posterior stabilized knee component).

     The ADVANCE(R) Posterior Stabilized Knee represents a new standard for primary posterior stabilized total knee arthroplasty developed by the Company in conjunction with the surgeons and engineers of Hospital for Special Surgery ("HSS"). With over 20 years experience in designing total knee replacements, the HSS team worked with the Company to create a product with many key design advantages. It provides enhanced patellofemoral tracking, improved resistance to subluxation and increased tibiofemoral contact area. Increased range of motion is achieved through the improved overall kinematics of the ADVANCE(R) knee.

     In 1997, the Company continued to expand the indications of the ADVANCE(R) Knee System by developing the Posterior Cruciate Ligament sparing components and a very unique medial-pivot articulation product which will be available in limited release in early 1998. The patented medial-pivot articular surface is designed to decrease surface wear and reproduce normal knee function. Five styles of instrumentation provide an easy transition from other systems. The Company believes that the ADVANCE(R) Knee is one of the most advanced knee systems on the market and will play a critical role in its future growth. Full commercial launch of the PCL sparing and medial pivot products is expected later this year.

     All polyethylene components are manufactured from the Company's proprietary DURAMER(R) polyethylene. Since its formation, the Company has been committed to polyethylene research and development. As a result, the Company developed
DURAMER(R) EtO Sterilized polyethylene which eliminates the incidence of gamma-induced oxidation and associated poly wear in the joint.

     The Company's leading knee product continues to be the ADVANTIM(R) Knee, designed to address the needs of the high demand patient. The ADVANTIM(R) Total Knee System was first introduced in 1982. The durability of the system is enhanced through optimized femorotibial contact areas and reduced roughness of all articulating surfaces. Developed to meet the needs of patients with special stability requirements, the ADVANTIM(R) Posterior Stabilized implants incorporate a unique combination of design features including precise restoration of the patellar tracking mechanism, wide femoral condyles, cast femoral housing, optimal tibial fixation, and modular femoral and tibial stems. The ADVANTIM(R) Total Knee System also offers a variety of tibial implant choices, utilizes simple and precise instrumentation with a single reference point to ensure accurate bone cuts, and allows the advantages of patient demand matching with one set of instruments.

     With the addition of the ADVANCE(R) Knee and AXIOM(R) Knee, the Company is well positioned to achieve growth in its total knee arthroplasty business.

Reconstructive Hip Products

     The Company currently markets a wide choice of hip products including those with brand names of PERFECTA(R), EXTEND(TM), INFINITY(R), NEXUS(R), BRIDGE(R), CONSERVE(R), S.O.S.(R), INTERSEAL(R), and TRANSCEND(R).

These systems are designed to replace all or a portion of the natural hip joint. The Company's hip implants consist of the same basic parts as the natural hip, including a femoral stem inserted into the femur (thigh bone) with a spherical femoral head (ball) and an acetabular cup (socket) on which the femoral head articulates. The Company's hip systems include several different femoral stem and acetabular cup designs. Each product is designed to address a specific segment of the total hip market. Surgeons have the option of interchanging stem, head and acetabular cup designs to meet their own preferences and individual patient requirements. The femoral stems currently marketed by the Company are made of a titanium or cobalt chrome alloy. Acetabular cups are comprised of ultra high molecular weight polyethylene available with or without a metal backed shell with different surfaces to enhance fixation to the pelvis.

     The INTERSEAL(R) Acetabular Cup is a system of titanium porous- coated metal shells and modular liners providing the surgeon with extensive intraoperative flexibility. This product was introduced in 1995 and remains the Company's primary acetabular component. The modified hemispherical design provides rigid fixation at the rim with a secure lock at the shell/liner interface. An apical hole in the shell allows the surgeon to confirm that the shell is bottomed out in the pelvis, and a plug seals the hole from the invasion of particulate. The system also features a quadrant style shell featuring optional screw fixation and lateralized liners for revision cases, and a multiple hole cup for difficult revision cases and liners with additional inner-diameter choices. The Company believes that the superior characteristics of the INTERSEAL(R) System will also benefit the sales of its existing and newly released hip stems.

     The S.O.S.(R), or Segmented Orthopaedic System, was created to offer limb salvage to the patient who suffers bone loss due to cancer, trauma or failed implants. The present system consists of the Proximal Femur System and the Distal Femur System. The Company is in the process of reviewing its options to expand this system.

     In 1997, the Company after years of research, commercialized the TRANSCEND(R) metal-on-metal and ceramic-on-ceramic articulating surface systems. The Company has commenced clinical studies in the United States and markets the products in Australia and Canada where they have been favorably received. The Company believes that these systems, which eliminate the use of a polyethylene bearing surface in the hip, will provide advantages over conventional hip systems by reducing long term wear debris.

     The CONSERVE(R) System provides a solution for patients who have avascular necrosis of the femoral head. This disease cuts off the blood supply to the femoral head, killing the bone and causing pain for the patient. People who suffer from avascular necrosis are usually younger than the typical hip replacement patient and therefore need a solution less aggressive than a total hip replacement. With the CONSERVE(R) Femoral Resurfacing System, only the femoral head is resurfaced and the rest of the hip remains untouched. This allows the patient to live without pain and avoid extensive hip surgery at a young age.

     The PERFECTA(R) RS Hip Stem is the most recent addition into the PERFECTA(R) Total Hip System family of implants. The PERFECTA(R) RS utilizes the proven proximal tri-planer wedge geometry, as well as medial flare options of standard and reduced flare for optimal fit in various bone geometries. Proximal plasma spray coatings compliment this geometry for stable interface fixation. The distal portion of the stem is cylindrical in nature and is highly polished with a coronal slot. A series of raised splines coincide with precise instrumentation to provide intimate implant bone fit for initial and long term stability.

     The Company's femoral stems are offered generally in smooth, porous-coated and textured surfaces including hydroxylapalite allowing for bone on-growth, bone in-growth, press-fit or cemented applications.

     The Company also offers ORTHOSET(R) radiopaque Bone Cement. Two types of ORTHOSET(R) Bone Cement are available. ORTHOSET(R) HV is high viscosity in nature and ORTHOSET(R) LV is low viscosity in nature. Both versions are radiopaque, have minimal monomer release, and incorporate excellent exothermic and strength characteristics.

     These product lines should place the Company in a position to sustain continued growth in primary and revision hip surgery, as well as limb salvage cases. The products allow the orthopaedic surgeon a wide range of material and design choices to solve the varied medical problems of individual patients.

Extremity Products

     The Company's extremity products, and particularly its small joint orthopaedic implants, have a long clinical history and over one million devices have been implanted during their 25-year history. Many of the Company's small joint orthopaedic implants were developed initially and patented by surgeon-inventor Dr. Alfred Swanson. The Company has the exclusive rights to use the surgeon's name and patents.

     Most of the small joint orthopaedic implants being distributed by the Company are manufactured using solid silicone elastomers (known for their fatigue strength, tear-resistance and biocompatibility), and titanium that is used to manufacture protective sleeves (grommets) for some of these implants. The balance of such small joint orthopaedic implants are manufactured primarily from titanium and are commonly used in more active patients. Key extremity products include:

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

     The Company also manufactures the Swanson Titanium Radial Head implant, an alternative to its silicone elastomer radial head implant. The implant is manufactured from commercially pure titanium that features nitrogen ion implantation for increased surface hardness. The overall profile of the implant head is unchanged from the silicone radial head implant design.

Shoulder Implants

     Shoulder implants are designed to replace the articulating surfaces of the shoulder joint damaged principally as a result of osteoarthritis and trauma. The Company distributes the Neer II and Modular shoulder prostheses manufactured by the 3M Corporation.

     As part of its newly focussed product strategy, the Company will seek to expand its entire line of extremity products.

Biologic Product Opportunities

     As a primary strategic focus of the business, the Company continues to commit substantial resources and working capital to the development expansion and commercialization of its portfolio of biologic products.

     OSTEOSET(R) bone graft substitute is the Company's first entry into the bone graft market, which market is approaching one-half billion dollars in the U.S. annually. OSTEOSET(R) is currently offered in sterile pellet form.

     Bone is the second most frequently implanted material in the human body, being second only to blood transfusions. More than 300,000 bone graft procedures are completed annually in the United States. Bone grafts are used to repair bone defects caused by surgery, tumors, trauma, implant revisions, and bone infections. Another common use of large quantities of this product is in the fusion of the spine after instrumentation has been completed.

     The preferred method of treating bone voids involves the use of autologous graft, in which bone is taken directly from the patient. This graft usually achieves good results, yet often requires that a second (harvesting) procedure be performed in order to obtain enough bone to fill the defect. The iliac crest of the pelvis is one of the most common sites that is used to harvest bone and this requires another surgical procedure which leads to added infection risk, morbidity, and increased recovery time.

     Currently the second most common bone graft alternative is an allograft from human bone banks. This is human bone which is frequently recovered from deceased persons who have had their bone harvested and saved either by hospital bone banks or by commercial corporations which provide this bone as a commercial product. Because this is human bone it has the same typical problems that are encountered with the use of any foreign substance within the body. This bone, even though it is sterilized, may transmit viral diseases and create foreign body reactions in the host. Because of the extensive processing and testing required to provide this bone, it tends to be more costly than other forms of bone void filler. This type of graft can also be hard to obtain at times depending upon the availability of human donors or the ability of hospitals and commercial bone banks to obtain the tissues.

     The third alternative for bone grafting procedures is the use of artificial materials. The types of artificial materials currently in use include coral-based products, bovine collagen-based products and OSTEOSET(R). These artificial materials are called osteoconductive substitutes since they allow bone to grow into and upon them which can form a lattice-like structure similar to bone for defect repair.

     Compared to the two other current alternatives to human bone, OSTEOSET(R) products provide an ideal bone void filler for many bone grafting procedures because they are biocompatible, bioresorbable and provided in a sterile form. As a bioresorbable material, the body will resorb this natural substance at a rate that closely mimics that of human bone. Usually within several weeks time, the OSTEOSET(R) material gradually is replaced by human bone, leaving little evidence of it's presence. OSTEOSET(R) encourages bone cells to regenerate new bone tissue within and upon its surfaces which is a further benefit to the patient. Another benefit of this material is that during the healing process the material is visible on x-ray so it can easily be seen by the surgeon to verify graft placement and healing rates.

     The properties of OSTEOSET(R) Bone Graft Substitute also make it particularly attractive for use in children. Because children do not have as much available bone stock as adults, the surgeon may not be able to harvest enough bone from the child and may need to add a bone substitute. OSTEOSET(R) pellets are ideal for this purpose.

     Patients who have bone infections will also benefit from OSTEOSET(R). Because OSTEOSET(R) is resorbed by the body, it does not remain in the body for extended periods of time and therefore cannot serve as a host for infectious organisms. Since OSTEOSET(R) is resorbed in several weeks and because it does not support infectious agent growth, it is the only synthetic bone void filler approved for use in infected areas of the body.

     The Company is also developing additional applications for its OSTEOSET(R) products. Pending longer term FDA approval and approval in some foreign countries, the Company is developing OSTEOSET(R) products mixed prior to implantation with appropriate drugs that could be used to treat bone infections. OSTEOSET(R) T, a product medicated with Tobramycin (antibiotic), was released this year for sale in Australia and Canada. Early clinical results indicate the product has been very successful. The Company expects to receive clearance to market this new product in Europe in 1998.

     The advantages of having a bone void filler which can be mixed with an antibiotic will help revolutionize the treatment of several bone problems which exist today. Currently, orthopaedic surgeons create small beads of bone cement and soak these with antibiotic agents. They then implant this string of beads within the infected site and hope to get some reduction in infection by releasing the antibiotics close to the site of infection. Unfortunately, the infection must be treated for several days. This method results in only about 72 hours of antibiotic therapy to the infected site whereas the antibiotic is not released in a controlled manner. You can therefore have a lot of antibiotic released quickly but because the amount is not controlled or prolonged, the infectious organisms are not controlled. The second problem with this method is that the surgeon must go back into the surgical site to remove the bone cement beads since they are not bioresorbable.

     The intent of the surgeon is to try and provide a slow, controlled release of antibiotics at the site of the infection because the blood supply to the bone is poor and thus systemic antibiotics frequently do not reach the infected site in large enough quantities to be therapeutic. This is one reason why bone infection (osteomyelitis) is a serious condition in the orthopaedic community.

     OSTEOSET(R) has proven to be an ideal material for the delivery of antibiotics to an infected area of bone. When OSTEOSET(R) is impregnated with Tobramycin, and placed in the infected wound, it releases the antibiotic in a controlled and prolonged rate which is effective in reducing the infection at the site. Because the material is bioresorbable, the surgeon does not have to reopen the site to remove the OSTEOSET(R). These properties of OSTEOSET(R) make it an exciting potential carrier for other types of chemical agents which can be placed within the wound to effect treatment of other conditions.

OsteoBiologics Implants

     OsteoBiologics, Inc., a San Antonio, Texas based company in which the Company has an ownership interest, is developing a series of bioabsorbable, polylactate and polyglycolic acid implants that, pending FDA approvals, may be effective in a variety of uses including: a bone void filler; a method to induce the repair of articular cartilage defects (both focal defects and for resurfacing) by growing articular cartilage in vivo; a treatment for delayed unions and non-unions in fractures; and the repair of bone voids resulting from tumor and cyst removal and from thinning bone. OsteoBiologics intends to seek regulatory approval for its first commercial products, the bone void fillers, in 1998. OsteoBiologics also has a unique patented electronic instrument for measuring the physical characteristics of soft tissue such as cartilage which employs a reusable, sterilizable electronic hand piece and disposable probes. This product is still in its prototype stage and the Company expects it to be available for commercial distribution pending approval in 1998.

Collagen based Tissue Engineering

     The Company entered into a joint venture agreement in mid 1996 with TEI, a Boston, Massachusetts company that develops collagen-based technology. The joint venture company, Orthopaedic Tissue Technology, L.L.C.("OTT"), a Delaware limited liability company, will develop and distribute biological products for musculoskeletal applications. OTT products under development include collagen based scaffolds used for ligament and tendon reconstruction and for cartilage regeneration, and a calcium phosphate based bone cement which offers great strength for fracture fixation and anchoring certain implants. In 1998, OTT began pre-clinical trials of its first products, a biologically engineered patch ligament and a resorbable bone cement. The periosteal patch is a thin collagen membrane that is cross linked and functions as a patch on the periosteum. It can be used to assist in sites where OSTEOSET(R) pellets are not self contained. The dura patch is also a thin collagen membrane that is bi-phasic which means that one side adheres to tissue and the other side does not adhere to tissue. The dura patch protects the dura from adhesion to surrounding tissue.

Trauma

     Trauma implants encompass a wide variety of screws, plates, rods, wires, cables and pins all utilized to fix or support bone that has been fractured due to accidental or surgically induced trauma. These devices serve to orient and stabilize bone until healing can occur. The CONCISE(TM) Compression Hip Screw System and the companion Medoff Sliding Plate enable the orthopaedic surgeon to treat most types of proximal and supracondylar femoral fractures. The TYLOK(TM) High Tension Cerclage Cabling System is used for fixation and stabilization of long bone fractures and offers distinct advantages over the competitive devices. The stainless steel CANNULATED PLUS(TM) Screw System is used for stabilization of fracture fragments. The Company has also developed its MAGELLAN(TM) Intramedullary Nailing System, a unique modular nailing system which allows for significant inventory reduction compared to other nailing systems. The
MAGELLAN(TM) system also includes a unique targeting device for placement of distal screws which obviates the need for extended x-ray exposure for both physician and patient in locating the distal screw holes in the nail.

     On March 11, 1998, the Company signed a Letter of Intent to sell its trauma assets, patents, and agreements for approximately $4 million, a Royalty Agreement, and 5% of the voting common capital stock of the purchasing entity. Closing is expected to be on or before June 15, 1998.

Arthroscopy

     The Company currently offers for sale the ANCHORLOK(TM) Soft Tissue Anchors which are used in a variety of joints for reattaching ligaments and tendons (or other soft tissue) to bone where tearing or separation has occurred. The Company's anchors have a patented self- tapping thread, superior holding strength and can be removed easily giving the surgeon more surgical options. In 1997, the Company introduced the ANCHORLOK(TM) RL Soft Tissue Anchor, a lower cost version of the device which is not prethreaded with sutures. The Company has offered this product line and its portfolio of uncommercialized arthroscopic products for sale.

Spine

     The Company currently offers a number of innovative products for the fixation of the spine.

     In the thoracic and lumbar spinal fixation areas, the Company offers the WRIGHTLOCK(R) and VERSALOK(R) Spinal Fixation Systems. Additionally, the Company intends to commercialize in 1998 the MILLENNIUM(TM) anterior cervical plating system developed by Gary K. Michelson, M.D.

     The MILLENNIUM(TM) anterior cervical plating system is used for stabilization during fusion of the cervical spine. This system's unique qualities include preassembled locking screws, no "fiddle factor" "watchmaker" parts, an innovative self-tapping screw that maximizes bone purchase while minimizing the incidence of stripping, and a low profile anatomically correct plate. This fusion procedure is performed for degenerative disease, trauma, and tumors. The MILLENNIUM(TM) system has received FDA approval and a limited clinical release is expected in the second quarter of 1998.

     For scoliosis and other spinal instabilities the Company offers the WRIGHTLOCK(R) posterior fixation system. The patented system, under license from Zimmer, Inc., is based on a high strength, stainless steel rod technology with Morse-taper locking mechanisms that provide a low-profile system. The profile (i.e., the height of the implant) is important in the scoliosis market that principally affects teenaged and pre-teenaged girls. The system offers a comprehensive selection of instruments that are designed to adapt to a wide range of surgical strategies including a standard derotation set and an outboard correction set (OCS(R)) for distraction. The OCS(R) was developed by Dr. Ben Allen, Chief of Surgeries, Hospital for Crippled Children in Greenville, South Carolina. WRIGHTLOCK(R)'s patented tapered locking mechanism significantly reduces operating time and eliminates the need for complex set screw fixation.

     The Company  received FDA clearance for its  VERSALOK(R)  low back fixation system and began marketing the product in 1997. Working with a select group of spine surgeons, including John R. Johnson, M.D. and the late David Selby, M.D., the Company developed this low back fixation system that features a revolutionary polyaxial screw with a tapered locking design, requiring no set screws or locking nuts. The advanced design features of its components and instrument set ensure the maximum in intraoperative flexibility, ease of use, and the quickest assembly. In clinical use, the system is very easy to set up and lock in place and, if required, easy to remove, and offers significant savings in operative time over competing systems. The Company plans to offer the VERSALOK(R) system in a titanium alloy.

     The Company also has under development a posterior cervical plating system, an anterior interbody fusion cage, and a Generation II Rod to Rod Coupler for use with both WRIGHTLOCK(R) and VERSALOK(R).

     The company has offered its spinal assets related to these products for sale.


Marketing and Distribution

     Overview and U.S. Marketing and Distribution. The Company markets its products in the United States through a network of 213 sales personnel, including 45 distributors (the "Distributors") and 168 commissioned sales representatives (collectively, the "Sales Organization"), serving every state in the country. The Distributors, who are mostly independent contractors, and the sales representatives sell the Company's orthopaedic implants at commission rates that the Company believes are competitive with those paid by other orthopaedic manufacturers.

     Management believes that the Distributors and their surgeon relationships are a critical component of the Company's success. For distribution purposes, the Company divides the domestic market geographically into 46 territories, each of which is controlled by a Distributor or Distributors authorized to sell the Company's products.

     The success of these sales professionals depends primarily upon high-quality service levels, technical proficiency and strong surgeon relationships. As such, the Company's sales organization undergoes significant product and sales training with courses conducted throughout the year. The Company historically has focused its marketing efforts in the United States, with approximately 73% of the Company's revenue derived domestically during 1997.

     In early 1997, the Company purchased the assets of one of its distributors, Outcome Medical, Inc., and its related companies ("OMI"). In late 1997, the Company decided to enter into an agreement with OMI to terminate the Asset Purchase Agreement and to return those organizations to independent commissioned sales agents. This agreement was executed January 22, 1998.

     International Marketing and Distribution. The Company's international sales revenue represented approximately 27% of the Company's overall sales for 1997. Management intends to continue to expand its international distribution and marketing capabilities. The Company's international marketing and distribution is accomplished primarily through independent distributors engaged in distribution in Japan, South and Central America, Australia, Europe and Asia, with the Company distributing products in France and Canada through wholly owned subsidiaries. Depending on the market size and conditions, the foreign independent distributors are granted either exclusive or non-exclusive rights to distribute the Company's products, with a majority being exclusive distributors.

Competition

     The orthopaedic implant industry is highly competitive and dominated by a number of large companies with more resources than the Company. Competitive factors include service, product design, depth of product offering, physician recognition and price. The Company believes its future success will depend upon its ability to be responsive to the needs of its customers and on continued improvement and development of novel products designed to solve previously unaddressed orthopaedic problems. The Company believes the majority of the market share for the Company's products are held by Biomet, Inc., Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb Company), Johnson & Johnson Professional, Inc. (a subsidiary of Johnson & Johnson), Howmedica, Inc. (a subsidiary of Pfizer Inc.), DePuy (a subsidiary of Corange), Smith & Nephew Orthopaedics, Inc. (a subsidiary of Smith & Nephew Ltd.), Osteonics, Inc. (a subsidiary of Stryker Corporation), Sofamor Danek Group, Inc. and Sulzer Orthopaedics, Inc. (a subsidiary of Sulzermedica).

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

     In December of 1995, the Company's research and development, manufacturing, and distribution operations became certified to the standards established by the International Standards Organization ("ISO"). This "ISO 9000" certification and process assures a level of product quality by regulating the processes of product development and manufacturing. Approximately 80 countries have currently adopted ISO 9000 for medical products, thereby enabling ISO 9000 registered companies to sell their products in these countries without the additional burden of individual country regulation. Manufacturers so certified are recognized by the European Economic Community ("EEC") as maintaining high levels of quality in products and service and their products are granted the CE mark which permits their importation into and sale within the European Economic Community. The renewal of ISO certification occurs annually via an on-site inspection. The Company retained ISO certification after the 1997 audit and has applied CE marks to many key products.

     The Company utilizes comprehensive, integrated systems for manufacturing, planning, scheduling, in-process testing, inspection and measuring of all implants and components. The Company's current facilities have sufficient capacity to meet its projected, near-term growth of its orthopaedic implant and instrument business.

Government Regulations

     The Company and substantially all of its products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1976, as amended by the Medical Device Amendments of 1976 and the Safe Medical Device Act of 1990, as amended in 1992 (the "Safe Medical Device Act"). The Company also is subject to various foreign laws governing medical devices. All of these regulations are designed to ensure the safety and effectiveness of medical devices. In addition, certain of these regulations require the Company to maintain certain standards and procedures with respect to the manufacturing and labeling of products. All of the Company's records and manufacturing facilities are subject to inspection on a regular basis by the FDA. The Company's facilities were inspected by the FDA in early 1997. The different levels of FDA compliance include: Official Action Indicated (OAI), Voluntary Action Indicated (VAI), and No Action Indicated (NAI). Companies that receive an OAI may have official action taken against them including product approval delays, products taken off the market, seizing of their products, heavy fines or imprisonment. Companies that receive VAI have voluntarily agreed to correct any problems the FDA has found. The result of the FDA inspection determined that the Company was in compliance with all FDA rules and regulations and was therefore considered NAI. Additionally, the Company's 1997 audit by the ISO, the governing body for medical devices in the EEC, determined that the Company was in compliance with all EEC regulations preserving the Company's ISO status.

     The FDA classifies medical devices as Class I, II or III. Class I devices generally do not require pre-marketing approval. In general, Class II and III devices require pre-market FDA approval unless they are found to be "substantially equivalent" to products already in the market. For "substantially equivalent" products, the provisions of Section 510(k) of the Federal Food, Drug and Cosmetic Act provide for an exemption to the pre-market approval process. The Company's orthopaedic implants are generally Class II devices. All of the Company's Class II devices being marketed are cleared for marketing under the provisions of Section 510(k). The Company currently manufactures no approved Class III devices, which require more extensive FDA approvals. However, as the Company designs and develops more novel medical devices, the Company may have difficulty in establishing that such device is "substantially equivalent" to another legally marketed device and thereby may be unable to obtain 510(k) clearance to market a new product. The Company intends to pursue the manufacture of Class III devices, which would require extensive FDA pre-market approval before commercial distribution. There can be no assurance that the Company would be successful in obtaining regulatory approval of such Class III devices.

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

     During 1997 the Company received 510(k) clearance on 18 new products. In 1996, the Company received regulatory approval (SHONINS) in Japan to distribute key products. The Company also enhanced its quality control process by establishing a pre-production quality assurance program. The Company has converted to the new FDA Quality Systems Regulations and to the new Medical Device Reporting regulations.

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

Research and Product Development

     The Company's research and development activities and capabilities are located primarily in Arlington, Tennessee. There is a small development activity for arthroscopy products at Questus Technologies, Inc. in Marblehead, Massachusetts and a small development activity for the medical grade calcium sulfate products in Libertyville, Illinois. Both are in leased space. Over 44 employees are active in the areas of Applied Research, Biomechanical Engineering, Materials Testing and Analysis, Advanced Manufacturing Technology, Implants and Instrument Development Techniques, Research, Product Development and New Technology Exploration. The Company's applied technology group maintains laboratories capable of performing
                                                  Page 19 of 119
materials characterization, product testing and evaluation in simulated clinical use environments, including fatigue testing, wear testing and materials analysis.

     In addition to classic laboratory testing and evaluation of new products and technologies, the Company conducts pre-clinical studies at a number of university and medical center locations, as well as clinical research to evaluate the success and outcome of new products and technologies.

     The Company believes that custom implants built to prescription from a surgeon, serve as a specific treatment for a patient, but also help to explore new and innovative products for general use. For example, initially designed as a custom implant for limb salvage, the Company's S.O.S.(R) (Segmented Orthopaedic System) now has wide spread application for oncology patients and severe revision cases. During 1997 the Company shipped approximately 230 individual patient devices, with an average time of manufacture of less than 15 days. In addition to custom implants, the Company provided surgeons with many options for custom instrumentation to facilitate their surgical techniques.

     The Company's commitment to research and development is evidenced by the expenditures it makes each year. Research and development expenses were approximately $12.7 million in 1995, approximately $13.2 million in 1996, and approximately $11.6 million in 1997. The Company believes the research and development expenses represent a commitment which is significantly higher as a percentage of sales than all of its major competitors.

Principal Customers

     The Company currently markets its products to health care professionals and hospitals in the United States and in many major countries outside of the United States. Key customers include orthopaedic surgeons specializing in total joint replacement, sports medicine, spinal surgery and traumatology. The Company has approximately 4,000 active hospital and physician customers, with no single customer representing more than ten percent of the Company's consolidated sales. The Company currently does not conduct any business directly with foreign governments, with such sales being made through the Company's established distribution network of independent contractors.

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

     The Company has not experienced a shortage of raw materials and does not anticipate a shortage in the future. In light of certain businesses increasing reluctance to offer raw materials intended for medical devices because of product liability concerns, there can be no assurance of continued supply or that finding an alternative source would not cause a delay in the Company's manufacturing process.

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

Patents and Trademarks

     As of January 19, 1998, the Company owned 81 patents and had applications pending in the United States and major countries throughout the world for seventeen additional inventions. The Company has purchased, licensed or has distribution rights for the design, manufacture and distribution of certain products. See "Business-- Principal Products." The Company currently has 36 registered trademarks and applications pending on 11 other marks in the United States and major countries throughout the world. The Company uses its patents and trademarks throughout the world in connection with its business operations. As necessary, the Company vigorously protects its patents and trademarks both domestically and internationally.

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

Employees

     As part of an overall plan to increase profitability and improve cash flow, the Company has effected a plan to significantly reduce its workforce. From a high of 671 in August of 1997 the Company has reduced its workforce to 559 full-time employees as of March 13, 1998, including 524 at it Arlington operations, 6 in regional operations and 29 outside the United States. The Company's employees are not covered by any collective bargaining agreements. Overall, the Company believes that its relationship with its employees is good.



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



ITEM 3.           LEGAL PROCEEDINGS

     Mitek Surgical Products, Inc. ("Mitek"), has alleged in the Federal District Court for the Northern District of California that the Company's ANCHORLOK(R) soft tissue anchor infringes its patent. That court recently rendered an opinion of non-infringement in favor of the Company, which opinion was reversed on November 3, 1997, after reconsideration by the Court. On July 18, 1997, Howmedica, Inc. alleged in the Federal District Court for the District of New Jersey that certain of the Company's products infringe its patent related to a type of porous coating and seeks unspecified money damages. The Company is defending that claim. On August 22, 1997, Osteonics, Inc. alleged in the Federal District Court for the District of New Jersey that the Company's BRIDGE(R) Hip System infringes its patent and seeks money damages and injunctive relief. The Company is defending that claim.

     On April 3, 1995, the Company (and ORTHOMET(R), Inc., a wholly owned subsidiary at the time that has subsequently been merged with and into the Company) was notified that it had been sued by Joint Medical Products Corporation (which was purchased by Johnson & Johnson Professional, Inc.) in the United States District Court of the District of Connecticut seeking damages for the alleged infringement of its patent (U.S. Pat. No. 4,678,472, the "472 Patent") by certain of the Company's acetabular cups and liners. Pending the resolution of an interference proceeding in the U.S. Patent and Trademark Office regarding the '472 Patent by British Technology Group Ltd. ("BTG"), such complaint was dismissed without prejudice. In early November 1996, the Company was notified that the interference proceeding was resolved. Joint Medical Products Corporation filed another complaint against the Company on January 28, 1997. A Stipulation of Dismissal without prejudice was filed in this case with the court on December 22, 1997. A tolling agreement between Joint Medical Products Corporation and the Company dated as of April 3, 1995 regarding these claims of infringement remains in effect. BTG has offered the Company a license of the '472 Patent and a corresponding reissue patent. The Company believes that it has valid defenses to claims of infringement of the '472 Patent and to the reissue patent.

     Management does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

     DCW, pursuant to the Acquisition agreements, retains liability for matters arising from certain conduct of DCW prior to the Company's acquisition on June 30, 1993, of substantially all the assets of the large joint orthopaedic implant business of DCW. As such, DCW has agreed to indemnify the Company against all liability for all products manufactured prior to the Acquisition except for products provided under the Company's 1993 agreement with DCW pursuant to which the Company purchased certain small joint orthopaedic implants for worldwide distribution. However, the Company was notified in May 1995 that DCW, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Company in such matters until it received further direction from the bankruptcy court. Since then DCW has filed various proposed plans of reorganization that provided that all commercial creditors be paid 100% of their claims, plus interest. The plans did not however indicate whether DCW would affirm or reject the Acquisition agreements. No plan of reorganization has yet been approved. Accordingly, there can be no assurance that Dow Corning will indemnify the Company on any claims in the future. Although the Company does not maintain insurance for claims arising on products sold by DCW, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

     The Company is not involved in any other pending litigation of a material nature that would have a material adverse effect on the Company's financial position or results of operations.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     As of August 11, 1997, the Company received the written consent of the Board of Directors and a majority of the holders of both the Series A Preferred Stock and the Class A Common Stock to increase the reserve for shares to be issued under the 1994 Distributor Stock Option Plan by 70,000 shares and under the 1993 Stock Option Plan by 370,000 shares.

                                      PART II.


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

     The Company's Class A Common Stock currently is not publicly traded, and, as such, market value quotations are unavailable. There were 361 registered holders of Class A Common Stock as of March 13, 1998. The Company has never paid dividends on its Class A Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for future operations and expansion of its business. Any decisions as to the payments of dividends in the future will depend on the earnings and financial position of the Company and such other factors as the
Board of Directors deems relevant. In addition, the Company's indenture with State Street Bank and Trust Company, as successor to First National Bank of Boston, on providing for the issuance of the Company's 11 3/4% Series D Senior Secured Notes, due July 2000 (the "Indenture"), the Company's Restated Certificate of Incorporation, the Company's Series B Preferred Stock Purchase Agreement and Class A Common Stock Warrant Agreement dated as of July 29, 1994 with the California Public Employees Retirement System ("CalPERS"), as amended, and the Class A Common Stock Warrant Agreement dated as of September 25, 1995 with CalPERS (collectively, the "CalPERS Agreement") and its Credit Agreement dated September 13, 1996, by and between the Company and Sanwa Business Credit Corporation (the "Credit Agreement"), substantially limit the payment of cash dividends on the Company's capital stock.



ITEM 6.           SELECTED FINANCIAL DATA.

     The following  selected  financial data of the Company and its subsidiaries
(the "Successor") and of the DCW medical device business (the "Predecessor") should be read in conjunction with the financial statements and the notes thereto included in Item 8.


                                   (in thousands, except per share data and ratio)
                                     Predecessor                                     Successor
                                     ===========    ======================================================================

                                        JAN 1,        JUN 30,          Year          Year          Year          Year
                                       through        through         Ended         Ended         Ended         Ended
                                       JUN 30,        DEC 31,         DEC 31,       DEC 31,       DEC 31,       DEC 31,
                                         1993          1993            1994          1995          1996          1997
Operating Data:
  Net sales                            $35,033      $  43,027     $  95,763    $  123,196     $ 121,868    $  122,397
  Net income (loss)                        437         (2,572)      (49,380)       (6,492)      (14,589)      (22,572)
  Loss per common share                     --           (.41)        (6.10)        (2.24)        (3.90)        (4.38)

Balance Sheet Data:
  Total assets                         $72,691      $ 113,497     $ 154,551    $   174,371    $ 166,326    $  153,083
  Long term debt                           108         84,605        84,983         84,462       84,668        85,104
  Mandatorily redeemable
    Series B Preferred                      --             --        47,658         46,757       59,959        70,511

  Redeemable Convertible
    Series C Preferred                      --             --            --         20,548       24,995        29,442
  Parent company
    investment                          68,029             --            --             --           --            --
  Stockholders' equity                      --         11,602       (25,502)       (25,177)     (58,506)      (97,010)
Ratio of earnings to
 fixed charges and
 preferred dividends                        --           (A)           (A)             (A)         (A)           (A)


(A) Earnings were inadequate to cover fixed charges, preferred dividends and accretion of preferred stock by $3.6 million, $61.7 million, $26.3 million, $35.3 million and $41.2 million, respectively, for the period from June 30, 1993 through December 31, 1993 and for the years ended December 31, 1994, December 31, 1995, December 31, 1996, and December 31, 1997.

                                                  Page 27 of 119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's 1997 performance failed to meet management's expectations. The net sales of its knee product lines were down and although its sales of hips and extremity products were up, the expected growth in those lines and in the Company's spine, trauma and arthroscopy lines was not realized. However, in late 1997 and early 1998 the Company effected various initiatives which should result in positive trends in the reduction of general and administrative expenses, the reduction of selling expenses, an increase in gross margins and improved cash flow. While the Company's 1997 sales were relatively flat over the prior year, the Company expects renewed sales growth in late 1998 as its biologic products gain wider exposure and ADVANCE(R) knee product line additions become available.

     Beginning in August of 1997 the Company commenced a plan to significantly streamline its operations and reduce its operating expenses. For example, the Company sought to significantly reduce its workforce. Accordingly, through terminations and attrition, the Company's workforce has dropped approximately 20% from a high of 671 employees in August 1997 to 559 as of March 13, 1998. The Company also reversed, as of December 31, 1997, the transaction whereby it had purchased the assets and employment contracts of two of its distributors. That initial purchase increased significantly the Company's selling expenses and its reversal should have a favorable impact in 1998. Other initiatives should have similar results.

     In early 1998, with the introduction of new management, the Company also embarked on a new strategy of concentrating its resources and working capital in its business segments with the greatest potential for return including its knee and hip (large joint) business segments, its extremity business (products for the shoulder, arms, hand and feet) and its growing business related to its biological portfolio. Toward that goal and in the first quarter of 1998, the Company established a separate biologics division for the purpose of expanding the development, marketing, and sales of its biologic portfolio of products. Also, the Company has decided to seek to divest its assets related to its spine, trauma and arthroscopy businesses. In March 1998, the Company entered into a letter of intent to sell its trauma assets.

     Also in 1997 the Company, through an exchange offer of its Series B Senior Secured Notes, (see Note 7 of the Financial Statements) eliminated those sinking fund payment obligations which otherwise would have been due on July 1, 1998 and 1999. The Exchange Offer provides the Company with additional flexibility in addressing its capital structure. Of course, the Company is, and will continue to be, highly leveraged with attendant risks. The Company's ability to meet its debt service obligations, to achieve its financial covenants and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.


RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

     Sales. In 1997 sales remained relatively flat for the Company at $122.4 million compared to $121.9 million in 1996. Sales of knees were lower in 1997 than the previous year by $4.5 million or 6%, attributable to a decline in ADVANTIM(R) Knee sales offset by an increase in sales of the ADVANCE(R) Knee products.

     Hip sales were were up 2.0% from 1996 to $28.9 million, extremity products increased 3.4% to $11.0 million. Biologics sales increased significantly from $0.3 in 1996 to $2.6 million in 1997. Spine, trauma and arthroscopy sales were $4.4 million.

     The Company's international sales were strong in 1997 with overall sales of $33.1 million compared to $30.4 million for 1996. Every product line experienced growth in 1997 internationally. Sales of knees were $20.8 million or $1.1 million (5.3%) higher than in 1996. ADVANTIM(R) knee sales contributed to this growth with a sales increase of $0.2 million compared to the same period in 1996.

     Domestic sales decreased by $2.1 million in 1997 when compared to 1996 principally due to the net decline in knee sales.

     Cost of Goods Sold. Cost of goods sold increased from $44.4 million in 1996 to $46.7 million in 1997 or 5%. This increase was due primarily to a higher percentage of international sales and instrument sales when compared to 1996. These have a higher cost of sales as a percentage of sales.

     Selling. Selling expenses increased by $3.6 million or 7% in 1997 to $51.0 million. This increase primarily resulted from the on-going expenses related to the previously independent distributorships which were purchased by the Company earlier in 1997, the expenses due to the reorganization of operations in the New England territories which also occurred earlier in the year and the reclass to selling of guaranteed royalties from Research and Development where they were included during 1996.

     General and Administrative. General and Administrative expenses of $20.1 million were higher in 1997 by $0.8 million from the previous year. However, net of expenses related to the third quarter Exchange Offer ($2.8 million) and the reduction in force ($0.2 million), general and administrative expenses decreased when compared to the prior period. This decrease was primarily attributable to cost reduction measures instituted during the third quarter of 1997 which began having a favorable effect during the fourth quarter of the year.

     Research and Development. Research and development expenses decreased in 1997 to $11.6 million which was $1.6 million (12.0%) below 1996 spending. Approximately half of this decrease was due to the reclassification of guaranteed royalties from research and development in 1996 to selling in 1997. The additional reduction was primarily attributable to decreased outside research studies and clinical costs.

     Other. Equity in loss of investment of $1.2 million represented a full year of the Company's 50% share of the expenses incurred related to the joint venture with TEI. During 1996 the joint venture was only in existence for the second half of the year which was the primary reason for the increase of $0.7 million in 1997.

     Interest expense net of interest income increased by $1.1 million to $13.1 million in 1997. This increase was primarily due to the higher interest rate paid on the new bonds due to the Exchange Offer and increased interest paid on the Company's line of credit because of higher usage of these funds.

     Other income/expense increased to $1.3 million in expense in 1997 from $0.4 million of income in 1996. This unfavorable swing of $1.7 million was primarily due to unfavorable currency exchange rates, non recurring income due to the sale of the Company jet in 1996, a non-recurring tax refund in 1996 and expense in 1997 due to the OMI asset purchase settlement.

     For the years ended December 31, 1997 and December 31, 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") are detailed in the table below. The EBITDA totals both before and after certain adjustments are shown:



                                                         December 31,
                                           -------------------------------------
                                               1997                    1996
                                           -------------           -------------
Operating Loss                             $     (8,233)           $     (3,055)
Depreciation and Instrument Amortization         12,926                  11,272
Amortization of Intangibles                       3,364                   3,266
Amortization of Other Assets                        533                     266
                                           ------------            -------------
EBITDA before Certain Adjustments          $      8,590            $     11,749
Inventory Reserves and Other Related
   Inventory Adjustments                          8,450                   4,852
Orthomet Inventory Step-Up*                           0                     992
Stock Contribution                                1,093                     934
                                           -------------           -------------
EBITDA after Certain Adjustments           $     18,133            $     18,527
                                           =============           =============

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

     Although total sales for 1996 decreased as compared to 1995, new product line sales increased compared to prior year sales for the period in ADVANCE(R) Knee ($2.6 million), trauma ($0.7) million), spine ($0.5 million), arthroscopy products ($1.0 million) and biologics ($0.3 million). Those gains were offset by decreased sales for the period in knees, other than ADVANCE(R) ($4.7 million), hips ($0.9 million), and small joint products ($0.9 million). Despite the decrease in sales dollars during 1996, unit sales of the Company's large joint products increased during 1996 when compared to 1995. In large joints, particularly hips and knees, the Company (and management believes the entire orthopaedic industry) experienced a shift from higher priced porous coated products to lower priced cemented products. While selling prices increased slightly in both cemented and porous products, the mix of sales towards cemented designs resulted in a lower average selling price per procedure.

     Cost of Goods Sold. Cost of goods sold increased from $33.7 million in 1995 to $44.4 million in 1996, or approximately 32%. The $10.7 million net increase was due to additional instrument reserving ($3.6 million) because of the reclassification of surgical instruments to inventory as part of the Company's revised instrument program designed to give the Company's independent distributors better access to these instruments, increased variances charged to cost of goods sold ($2.8 million), a reduction of the sales return reserve ($0.8 million), a higher level of sales of fully reserved products in 1995 resulting in the reversal of inventory reserves during that year ($1.1 million), additional product reserving in 1996 ($0.4 million) and increased manufacturing costs ($1.8 million).

     Selling. Selling expenses increased slightly in 1996 by $0.3 million when compared to 1995. Although sales in 1996 were lower than 1995, commission expenses, primarily guarantees, increased by $0.7 million in 1996 to $21.7 million. Royalties increased in 1996 to $2.0 million compared to 1995 royalties of $1.4 million due largely to an increase on royalties being paid on the Company's small joint orthopaedic products. Domestic marketing expenses decreased in 1996 ($0.2 million) due primarily to lower literature, supplies and advertising ($0.6 million) because of fewer new product launches in 1996 and lower travel and entertainment expense ($0.7 million) offset by increased payments ($0.6 million) due to distributor replacements and territory realignments and increased salaries and benefits ($0.8 million) due to headcount adds. International marketing expenses decreased by $1.7 million in 1996 when compared to the same period in 1995. The reduced spending in 1996 resulted primarily from shutdowns in Brazil ($0.5 million) and Australia ($0.2 million) along with lower salaries and benefits in France due to the transition to a non-employee sales force ($0.5 million), and decreases in the headquarters' expenses in salaries, benefits, and travel ($0.3 million) which contributed to this favorable variance year over year.

     The Managed Care division of the Company spent $1.3 million in 1996 which was $1.0 million more than was spent in 1995. This spending was non-recurring as this division was closed in December, 1996.

     General and Administrative. General and administrative costs decreased from $23.4 million in 1995 to $19.4 million in 1996, or a decrease of $4.0 million (approximately 17%). This decrease was attributable in large part to lower intangible amortization ($1.2 million), reduced travel and entertainment expenses due to the sale of the corporate jet and reduced overall travel ($2.1 million), lower insurance costs ($0.4 million), decreased legal fees ($0.4 million) and lower outside services ($0.4 million) offset by higher salaries and benefits due to payment of the 1996 management bonus ($1.0 million). Additionally lower professional fees in 1996 ($0.2 million) and international favorable variances for the period due to lower spending in France ($0.2 million) contributed to the favorable year- over-year variance.

     Research & Development. Research and development expenses increased $0.5 million from $12.7 million in 1995 to $13.2 million in 1996, or an increase of approximately 4.0%.

     Other. Equity in loss of investment ($0.5 million) represents the Company's 50% share of the expenses incurred related to the joint venture with TEI. Amortization of a certain license arrangement obtained from TEI($0.3 million) was the primary contributor to the joint venture loss.

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

Liquidity and Capital Resources

     Since the DCW Acquisition, the Company's strategy has been to position itself for growth through new product development and the acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial needs for working capital have been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance of Series C Preferred Stock to the Princes Gate purchasers in September 1995 ($35 million), and through borrowings on the Company's revolving line of credit.

     The Company has available to it a $30 million revolving line of credit under the Sanwa Agreement (the "Sanwa Agreement") which provided an eligible borrowing base at December 31, 1997 of $29.1 million. The maximum allowable borrowing base increased from $25 million to $30 million as a result of the Exchange Offer. As of December 31, 1997, the Company had drawn $18.5 million against this line of credit. The Company's strategy and it's interest obligations to its noteholders have resulted in a continued dependence on the Sanwa Agreement and other funding sources to meet working capital needs. During 1997, borrowing under the Sanwa Agreement reached $22.6 million compared to the same period in 1996 when borrowings (under the former Heller Agreement) reached $16.1 million.

     The Company has incurred losses since its inception and anticipates incurring a loss during 1998. Additionally, the Company's projected working capital requirements for 1998 indicate a continued reliance on its revolving credit facility. Accordingly, management continues to closely monitor the Company's working capital needs and believes the current revolving line of credit will be sufficient to meet its requirements through 1998.

     The Company's capitalization includes senior debt securities of $84.6 million and various series of preferred stock with an aggregate liquidation value of $152.8 million including accrued but unpaid dividends of $21.3 million at December 31, 1997. These securities currently bear interest or dividend rates ranging from 10.0% to 18.88%. The Series D Notes eliminated provisions related to the Company's obligation to make the sinking fund payments and certain restrictive covenants of the Old Indenture.

     At year-end 1997, the Company had spent approximately $6.0 million in capital expenditures, and has budgeted expenditures for 1998 of approximately $4.5 million for the purchase of machinery and related capital equipment.

     In assessing the impact of the "Year 2000" on the Company's information systems, as well as other information system needs, Management has signed a software license and services agreement with PeopleSoft, Inc. First, management will upgrade its current system. This will mitigate any year 2000 issues allowing time for a proper transition to PeopleSoft. Currently, Management estimates the cost of new information system software to approximate $1.75 million, the majority of which will be incurred in 1999.

     As of December 31, 1997, the Company had net working capital (current assets less current liabilities) of $40.4 million, compared with $50.5 million as of December 31, 1996. This $10.1 million decline was attributable to growth in short term borrowings against the Company's line of credit.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the financial statements contained in this report on Form 10-K and is incorporated herein by this reference. An index to the financial statements is set forth on page 61 of this Form 10-K.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     Directors of the Company are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers of the Company are appointed by and serve at the discretion of the Board of Directors of the Company. Election of directors is governed in part by a Letter Agreement dated June 30, 1993, as amended on July 29, 1994 and as amended on November 21, 1995 between Mr. Korthoff and Kidd Kamm Equity Partners, L.P. (the "Letter Agreement"). The following table sets forth the executive officers and directors of the Company as of March 31, 1998. Richard H. Mazza and Judy Lindstrom-Foster were executive officers of the Company during 1997 but are no longer with the Company.


     NAME                   AGE          POSITION WITH COMPANY

Thomas M. Patton             34          President and
                                         Chief Executive Officer
Jack E. Parr, Ph.D.          58          Vice Chairman and Chief Scientific
                                         Officer and President Wright
                                         Bio-Orthopaedics Division
Gregory K. Butler            46          Executive Vice President and
                                         Chief Financial Officer
Robert L. Conta              52          Vice President,
                                         Research & Development
Kurt L. Kamm                 55          Chairman of the Board of Directors
Richard D. Nikolaev          59          Director
Lewis H. Ferguson, III       53          Director
William J. Kidd              56          Director
Walter S. Hennig             55          Director
Herbert W. Korthoff          54          Director
Stephen R. Munger            40          Director
Richard H. Mazza             51          None Currently
Judy Lindstrom-Foster        53          None Currently

     Thomas M. Patton was appointed President and CEO of the Company in January 1998. Prior to that Mr. Patton was Executive Vice President of Corporate Development and General Counsel. Along with his legal duties, he also participated in key strategic company and complimentary product acquisitions for the Company. Mr. Patton joined the Company in 1993 as General Counsel. He graduated from Georgetown University and was previously a litigation attorney for Williams & Connolly in Washington, D.C.

     Jack E. Parr, Ph.D. was appointed Vice Chairman and Chief Scientific Officer of Wright Medical Technology in March 1998 and was also appointed as President of the Wright Bio-Orthopaedic Division established to concentrate the Company's resources on its biologics initiatives. Dr. Parr is a world renowned leader in the field of orthopaedic research. Dr. Parr joined the Company in 1993 with 15 years of experience, which included Vice President of Research for Zimmer, Inc., a Division of Bristol-Myers Squibb. He is the President-elect of the Society for Biomaterial and is an active member of the American Standards for Testing and Materials. Dr. Parr was inducted into the American Academy of Orthopaedic Surgeons in March 1998 and has been a recipient of many industry achievement awards, most recently he received a Director's Special Citation from the FDA's Center for Devices and Radiological Health for his participation in the American Academy of Orthopaedic Surgeons Forum.

     Gregory K. Butler brings 21 years of accounting experience to his position with 19 years in the orthopaedic industry. He is a graduate of Memphis State University with a Bachelor's degree in Accounting and a Bachelor's of Science degree. Mr. Butler joined Dow Corning Wright in 1987 as Manager of Manufacturing Accounting. He was the acting CFO from July 1992 through July 1993 during the divestiture of Dow Corning Wright to Wright Medical Technology, Inc. Prior to joining Dow Corning Wright he was Plant Controller at Richards Medical Company.

     Robert L. Conta has been Vice President of Research and Development since February 1994. Prior to joining the Company and since 1989, Mr. Conta was Vice President of Engineering and Development for Joint Medical Products Corp., an orthopaedic joint company. Prior to 1989, Mr. Conta was Vice President of Research and Development for the Operating Room Division of Baxter Health Care Corporation. He has a Bachelors degree in Bioengineering from Brown University and a Masters degree in Mechanical and Aerospace Sciences from the University of Rochester.

     Kurt L. Kamm has been a Director of the Company since July 1993, serving as Chairman since August 1997. Mr. Kamm has been an officer and principal shareholder of Kidd, Kamm & Company, a privately owned investment firm (formerly a partnership), from 1987 when he co-founded the firm until present. As of January 1, 1997, Mr. Kamm became an officer, director and co-founder of Kamm Theodore and is a director of a number of other companies.

     Richard D. Nikolaev has been a Director of the Company since July, 1995 and was the President and Chief Executive Officer of the Company from November 1995 to November 1997. Prior to joining the Company, Mr. Nikolaev served as a consultant to various medical device companies since December 1994. From January 1992 until December 1994, Mr. Nikolaev was Chairman, President and Chief Executive Officer of Orthomet, Inc., acquired by the Company in December 1994. Prior to joining Orthomet, Inc., Mr. Nikolaev served as President of Orthopaedic Synergy, an orthopaedic consulting company and as an executive officer of various orthopaedic companies.

     Lewis H. Ferguson III has been a Director of the Company since August 1993. Mr. Ferguson was Senior Vice President and Secretary from January 1994 to December 1997. Prior to joining the Company, Mr. Ferguson had been a partner in the Washington, D.C. law firm of Williams & Connolly since 1979. Mr. Ferguson was on an extended leave of absence from Williams & Connolly but has now returned to the private practice of law. Mr. Ferguson is elected to serve as a Director pursuant to the Letter Agreement. Mr. Ferguson is also a director of OsteoBiologics, Inc., OTT and TEI.

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

     Herbert W. Korthoff has been a Director of the Company since May, 1993, serving as Chairman from July 1, 1993 to August 1997. Mr. Korthoff served as the Chief Executive Officer of the Company from July 1993 to November 1995. Prior to joining the Company, Mr. Korthoff was the Executive Vice President of Operations, a member of the Executive Management Committee and a Director of United States Surgical Corporation.

     Stephen R. Munger is a Managing Director in the Mergers, Acquisition and Restructuring Department of Morgan Stanley & Co. Incorporated and is Head of the Private Investment Department. Mr. Munger joined Morgan Stanley in 1988 as a Vice President in the Corporate Finance Department, became a Principal in 1990, and a Managing Director in 1993. In 1993 and 1994, Mr. Munger was investment Banking Division Operations Officer and Administrative Director of the Corporate Finance Department, respectively. Prior to joining Morgan Stanley, Munger was a Vice President of the Mergers and Acquisitions Department of Merrill Lynch & Co.

     Richard H. Mazza was Vice President of Manufacturing from April 1994 until March 1996 when he was elected to Executive Vice President of Operations. In November 1997 he was appointed Chief Operating Officer. Mr. Mazza resigned his position on January 22, 1998.

     Judy Lindstrom-Foster joined Wright Medical Technology, Inc. in September of 1996 as Vice President of International Sales & Marketing. Prior to joining the Company, Ms. Lindstrom served as president of Neovision and prior to that as the president of MicroAire Surgical Instruments, Inc. In September 1997 Ms. Lindstrom was promoted to Executive Vice President of Global Sales and Marketing. Ms. Lindstrom resigned her position with the Company in January 1998.

ITEM 11.          EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation paid by the Company during the period from January 1, 1995 through December 31, 1997, to the Company's Chief Operating Officer and to the four most highly compensated executive officers whose compensation exceeded $100,000 in 1997 (the "Named Executive Officers").

                                              SUMMARY COMPENSATION TABLE
                                                                                    Long Term Compensation
                                                                                    ----------------------
                                             Annual Compensation                            Awards
                                ------------------------------------------------------------------------------------------------
              (a)                 (b)      (c)              (d)          (e)                 (g)                    (i)

           Name and                                                  Other Annual   Securities Underlying        All Other
       Principal Position        Year    Salary           Bonus      Compensation         Options (1)           Compensation
---------------------------      ----   -----------   -------------  ------------   ---------------------   --------------------
Richard D. Nikolaev              1995    $ 51,754(2)          -            -        a. 110,000 common               $ 1,891(3)
President and                    1996    $525,500             -      $ 44,091(4)                                    $ 9,270(5)
Chief Executive Officer          1997    $487,370             -      $ 59,428(6)                                    $33,563(7)

Lewis H. Ferguson, III           1995    $525,773             -      $ 23,388(8)                                    $ 7,936(9)
Senior Vice President            1996    $525,498             -      $ 65,681(10)                                   $ 9,038(11)
                                 1997    $503,622             -      $ 79,762(12)                                   $ 7,927(13)

Richard H. Mazza (14)            1995    $150,700             -             -(18)   a.  10,000 common               $21,057(15)
Chief Operating Officer          1996    $173,317       $43,329(16)         -(18)   a.  30,000 common               $ 8,322(17)
                                 1997    $194,067             -             -(18)   a.  25,000 common               $10,038(19)

Jack E. Parr, Ph.D.              1995    $171,783             -             -(18)                                   $ 8,458(20)
Vice Chairman and Chief          1996    $176,200       $44,050(16)         -(18)                                   $10,122(21)
Scientific Officer and           1997    $183,600             -             -(18)   a.  25,000 common               $ 8,650(22)
President Wright Bio-
Orthopaedics Division

Robert L. Conta                  1995         N/A           N/A           N/A                                           N/A
VP Research & Development        1996         N/A           N/A           N/A                                           N/A
                                 1997    $164,544             -             -(18)   a.  15,000 common               $ 6,149(23)

Judy Lindstrom-Foster            1995         N/A           N/A           N/A                                           N/A
Executive Vice President,        1996         N/A           N/A           N/A                                           N/A
Global Sales & Marketing         1997    $175,000             -             -(18)   a.  25,000 common               $ 6,376(24)








(1) Indicates the number of shares that may be purchased pursuant to options granted. Options were granted under three separate plans and are identified as "a" for options to purchase Class A Common Stock granted pursuant to the 1993 Stock Option Plan; "b" for options to purchase Class A Common Stock and Series A Preferred Stock granted pursuant to the 1993 Special Stock Option Plan; "c" for options to
          purchase   Class  A  Common  Stock   granted   pursuant  to  the  1994
          Non-Employee Stock Option Plan.
(2) Mr. Nikolaev joined the Company on November 28, 1995 as Chief Executive Officer and President. His annualized salary in 1995 was $525,000.
(3) Represents $338 premium for group term life insurance, $1,553 of 401(k) employer matching contributions.
(4) Represents a housing stipend in the amount of $10,186, personal travel expenses of $14,384, personal use of Company vehicle of $6,536, and
          $12,985  to  cover   expected   tax   payments  on  all  other  annual
          compensation.
(5) Represents $664 of club dues, $4,106 of group term life insurance, and $4,500 of 401(k) employer matching contributions.
(6) Represents a housing stipend of $8,163, personal travel expenses of $26,187, the use of a Company vehicle valued at $7,189, and $17,889 to cover expected tax payments on all other annual compensation.
(7) Represents $3,763 of group term life insurance, $4,800 of 401(k) employer matching contributions and $25,000 for consulting services pursuant to a consulting contract entered into November 1997.
(8)       Mr. Ferguson received a housing stipend of $23,388 in 1995.
(9) Includes $844 for club dues, $2,592 for group term life insurance, and $4,500 of 401(k) employer matching contributions.
(10) Includes a housing stipend of $18,000, personal travel expenses of $16,202, personal use of a company vehicle of $12,000, and $19,479 to cover expected tax payments on all other annual compensation.
(11) Includes $1,238 for club dues, $672 for the installation of a car alarm on company vehicle, $2,628 for group term life insurance, and $4,500 for 401(k) employer matching contributions.
(12) Includes a housing stipend of $25,924, personal travel expenses of $26,831, personal use of a company vehicle of $11,000, and $16,007 to cover expected tax payments on all other annual compensation.
(13) Includes $516 for the installation of a home alarm system, $2,611 for group term life insurance, and $4,800 for 401(k) employer matching contributions.
(14)      Mr. Mazza was appointed Chief Operations Officer in November 1997.
(15) Represents relocation expenses of $16,207, group term life insurance of $350 and $4,500 of 401(k) employer matching contributions.
(16)      Represents 1996 Bonus paid in 1997.
(17) Represents $3,112 of club dues, $710 for group term life insurance, and $4,500 of 401(k) employer matching contributions.
(18) Other perquisites and personal benefits were less than the lesser of $50,000 or 10% of the total of annual salary and bonus.
(19) Represents $4,469 of club dues, $769 for group term life insurance, and $4,800 of 401(k) employer matching contributions.







(20) Includes $2,556 for club dues, $1,096 for group term life insurance, $306 for travel, and $4,500 of 401(k) employer matching contributions.
(21) Represents $4,486 of club dues, $1,136 of group term life insurance, and $4,500 of 401(k) employer matching contributions.
(22) Includes $2,648 for club dues, $1,202 for group term life insurance, and $4,800 of 401(k) employer matching contributions.
(23) Includes $660 for group term life insurance, $4,800 of 401(k) employer matching contributions, and $689 of personal travel expenses.
(24) Includes $856 for club dues, $720 for group term life insurance, and $4,800 of 401(k) employer matching contributions.



     The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during 1997.

                                                 Option Grants in Last Fiscal Year

                                                                                                          Potential Realizable Value
                                                                                                          at Assumed Annual rates of
                                                                                                           Stock Price Appreciation
                                                     Individual Grants                                         for Option Term

                (a)                (b)                (c)               (d)              (e)               (f)                (g)
                                Number of         % of Total
                               Securities          Options           Exercise
                                Underlying        Granted to          or Base
                                 Options         Employees in          Price         Expiration
               Name            Granted (#)       Fiscal Year*         ($/Sh)            Date                5%                10%


Richard D. Nikolaev               35,000             8.49%             $5.00         8/11/07 (2)        110,056.56        278,904.93
Lewis H. Ferguson, III              -                 N/A               N/A              N/A               N/A                N/A
Richard H. Mazza                  25,000             6.06%             $5.00         8/11/07 (1)        78,611.83         199,217.81
Jack E. Parr, Ph.D.               25,000             6.06%             $5.00         8/11/07 (1)        78,611.83         199,217.81
Robert L. Conta                   15,000             3.64%             $5.00         8/11/07 (1)        47,167.10         119,530.68
Judy Lindstrom-Foster             25,000             6.06%             $5.00         8/11/07 (1)        78,611.83         199,217.81

* 412,215 options were granted in 1997 under the 1993 Management and Supplemental Management Plans; 85,500 were cancelled.

(1) Options were granted under the Company's 1993 Stock Option Plan. Options under that Plan entitle holders to purchase shares of Class A Common Stock and are unconditional on employment. These options become fully vested on July 1, 1998.

(2) Mr. Nikolaev's options vest equally on March 15, 1999 and March 15, 2000 and are subject to a Consulting Agreement.

         The following table sets forth certain information with respect to stock options held at December 31, 1997 by the Named Executive Officers.


                         Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
           (a)                         (b)              (c)                        (d)                               (e)
                                                                                                            Value of Unexercised
                                                                                                               In-the-Money(1)
                                                                          Number of Securities                   Options at
                                     Shares                              Underlying Unexercised                   FY-end ($)
                                   Acquired on         Value              Options at FY-end (#)                 Exercisable/
               Name                Exercise(2)       Realized         Exercisable/ Unexercisable(3)           Unexercisable(3)
Richard D. Nikolaev (4)                 -                -        c. 20,000 /   -   common                          - / -
Richard D. Nikolaev (5)                 -                -        a. 44,000 /66,000 common                          - / -
Richard D. Nikolaev (6)                                  -        a.    -   /35,000 common                          - / -

Lewis H. Ferguson (7)                   -                -        a.    -   /96,500 common                          - /468,797

Richard H. Mazza (8)                    -                -        a. 25,000 /   -   common                    121,450 / -
Richard H. Mazza (5)                    -                -        a.  4,000 / 6,000 common                          - / -
Richard H. Mazza (5)                    -                -        a. 12,000 /18,000 common                          - / -
Richard H. Mazza (6)                    -                -        a.    -   /25,000 common                          - / -

Jack E. Parr, Ph.D. (8)              17,500           365,015     a.    -   /   -   common                          - / -
Jack E. Parr, Ph.D. (8)                 -                -        b.  1,500 /   -   preferred                       - / -
Jack E. Parr, Ph.D. (6)                 -                -        a.    -   /25,000 common                          - / -

Robert L. Conta (8)                  17,500           365,015     a.    -   /   -   common                          - / -
Robert L. Conta (8)                     -                -        b.  1,500 /   -   preferred                       - / -
Robert L. Conta (6)                     -                -        a.    -   /15,000 preferred                       - / -

Judy Lindstrom-Foster (6)               -                -        a.    -   /25,000 common                          - / -

(1)      Given the lack of a  public trading market for the Company's equity securities at December 31, 1997, the fair market value of the unexercised  options  for the  purpose  of this table is $5.00 per share of Class A Common Stock based upon the
         Company's internal risk  adjusted  valuation  model.  Shares of preferred stock were valued at their cost and, accordingly, were not in-the-money  at December  31, 1997.
(2)      Their shares were acquired prior to 8/11/97;  the fair market value of these shares at acquisition was  $21.00/share.
(3)      Options under Plan "a" are granted pursuant to the 1993 Stock  Option  Plan.  Options  under Plan "b" are  granted pursuant to the 1993  Special  Stock Option Plan.  Options under Plan "c" are granted pursuant to the 1994 Non-Employee Stock Option
         Plan.
(4)      These  options are  subject to a 4-year  vesting  schedule  and vest in equal parts. The original  exercise price for these options was $13.77; however, it was amended 8/11/97 to $5.00.
(5)      These options are subject to a 4-year vesting schedule and vest 20%, 20%, 25%, and 35% in succession. The original exercise price for these options was $21.00, however, it was amended 8/11/97 to $5.00.
(6)      These options vest 7/31/98 and carry an exercise price of $5.00
(7)      These options are subject to vesting criteria set forth in the June Letter Agreement and carry an exercise price of $.142.
(8)      These options are subject  to a  4-year  vesting  schedule  and  vest  20%,  20%,  25%  and 35% in succession. The exercise price of these shares is $.142.

Director Compensation

     Directors of the Company are not compensated for their services as directors with the exception of Mr. Walter Hennig, who receives $1,000 per day of service as a director and, in consideration of his role as a consultant to the Company, has been granted options to 5,000 shares of common stock of the Company. Mr. Hennig's options vest over a four year period at the rate of 20%, 20%, 25% and 35% on the first through fourth anniversary of January 1, 1994. All non-employee directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending board or committee meetings.

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

Board Compensation Committee Interlocks and Insider Participation

     The directors functionally acting as the Company's compensation committee are Mr. Kamm and Mr. Hennig. Also, Mr. Kamm and Mr. Hennig comprise the Option Committee. Mr. Kamm, Mr. Hennig and Mr. Munger comprise the Audit Committee. There are no other committees of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, as of December 31, 1997, information with respect to the beneficial ownership of shares of the Company's Class A Common Stock and Series A Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of either class of such shares, (ii) each director of the Company, the Company's Chief Executive Officer and each of the other Named Executive Officers (as defined in Item 11, Executive Compensation), and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named in this table have sole voting power and investment power with respect to all shares beneficially owned by them.

                                                                                   Amount and Nature of         Percentage
    Title of Class                  Name and Address of Beneficial Owners          Beneficial Ownership         of Class

Class A Common Stock          Kidd Kamm Equity Partners, L.P.                           5,353,820                 41.34%
                              Three Pickwick Plaza
                              Greenwich, Connecticut  06830
                              Herbert W. Korthoff                                       1,797,150(1)              13.88%
                              444 August Drive
                              Riverton, Wyoming 82501
                              Barbara Korthoff                                          1,797,150(2)              13.88%
                              444 August Drive
                              Riverton, Wyoming 82501
                              California Public Employee Retirement System              1,201,224(3)               9.28%
                              1200 Prospect Street
                              La Jolla, California  92037
                              Princes Gate Investors, L.P.                                741,110(3)               5.72%
                              1585 Broadway
                              New York, New York 10036
                              Williams J. Kidd                                          5,353,820(4)              41.34%
                              c/o Kidd, Kamm & Company
                              Three Pickwick Plaza
                              Greenwich, Connecticut 06830
                              Kurt L. Kamm                                              5,353,820(4)              41.34%
                              c/o Kidd, Kamm & Company
                              9454 Wilshire Boulevard, Suite 920
                              Beverly Hills, California 90212
                              Richard D. Nikolaev                                          64,000(5)               0.49%(7)
                              Lewis H. Ferguson, III                                      479,920(6)               3.71%
                              Jack E. Parr, Ph.D.                                          65,000                  0.50%(7)
                              Robert L. Conta                                              65,000                  0.50%(7)
                              Richard H. Mazza                                             41,000                  0.32%(7)
                              Walter S. Hennig                                              5,000                  0.04%(7)
                              Judy Lindstrom-Foster                                             -                  0.00%(7)
                              All directors and officers as a group (11 persons)         7,870,890                60.78%







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

(7)      Less than one percent (1%).

                                                                                             Amount and Nature of        Percentage
     Title of Class                  Name and Address of 5% Beneficial Owner                 Beneficial Ownership         of Class

Series A Preferred Stock          Kidd Kamm Equity Partners, L.P.                                 535,382                  63.49%
                                  Three Pickwick Plaza
                                  Greenwich, Connecticut   06830
                                  Herbert W. Korthoff                                             179,715(1)               21.31%
                                  444 August Drive
                                  Riverton, Wyoming 82501
                                  Barbara W. Korthoff                                             179,715(2)               21.31%
                                  444 Augusta Drive
                                  Riverton, Wyoming 82501
                                  William J. Kidd                                                 535,382(3)               63.49%
                                  c/o Kidd, Kamm & Company
                                  Three Pickwick Plaza
                                  Greenwich, Connecticut   06830
                                  Kurt L. Kamm                                                    535,382(3)               63.49%
                                  c/o Kidd, Kamm & Company
                                  9454 Wilshire Boulevard; Suite 920
                                  Beverly Hills, California  90212
                                  Richard D. Nikolaev                                                   -                     -
                                  Lewis H. Ferguson, III                                           38,342(4)               4.55%
                                  Robert L. Conta                                                   1,500(5)                .18%(6)
                                  Jack E. Parr, Ph.D.                                               1,500(5)                .18%(6)
                                  Richard H. Mazza                                                      -                     -
                                  Walter S. Hennig                                                      -                     -
                                  Judy Lindstom-Foster                                                  -                     -
                                  All directors and officers as a group (11 persons)              756,439                  89.70%


(1)      Includes 9,650 shares of  Series A Preferred Stock  held by  Mr. Korthoff's wife  Barbara Korthoff,  of which  Mr. Korthoff disclaims beneficial ownership.
(2)      Includes 170,065 shares of  Series A Preferred  Stock held by  Mrs. Korthoff's  husband,  Herbert Korthoff,  of which  Mrs.
         Korthoff disclaims beneficial ownership.
(3)      Deemed to be the beneficial owners of the Series A Preferred Stock  beneficially owned by KKEP, since Mr. Kidd and Mr. Kamm control KKEP.
(4)      Includes 9,650 shares subject to repurchase by KKEP under certain conditions pursuant to the Letter Agreement.
(5)      Represents shares subject to options which are currently exercisable.
(6)      Less than one percent (1%).

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management Agreement with Kidd Kamm & Company and its Affiliates

     Kidd Kamm & Company, an affiliate of KKEP, has a management services agreement with the Company pursuant to which it renders management, consulting and related services to the Company for an annual management fee of $360,000 (modified to $260,000 as of August 1, 1997), subject to increases as determined by the Board of Directors of the Company, plus out-of-pocket expenses.

Tissue Engineering, Inc.

     In February 1997, William J. Kidd and the other principals of Kidd and Company, LLC purchased common stock and warrants to acquire additional common stock options in TEI (a company with which the Company entered into a joint venture agreement in 1996). Kidd and Company, LLC is providing financial advisory services to TEI.

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

     Payments to Outside Counsel. Mr. Ferguson is a partner (on an extended leave of absence) in the law firm of Williams & Connolly, which the Company retained during fiscal years 1994, 1995, 1996 and 1997.

     Officer and Director Arrangements. The Letter Agreement provides that the Company's Board of Directors will consist of seven directors or as otherwise provided under the Company's Restated Certificate of Incorporation. KKEP has the right to nominate three directors, Mr. Korthoff has the right to nominate three directors (one of which is subject to KKEP's approval) and the holders of the Notes have the right to nominate one director to the Company's Board. Messrs. Kidd, Kamm and Nikolaev are KKEP's nominees and Messrs. Korthoff, Ferguson, and Hennig are Mr. Korthoff's nominees. Steve Munger was elected by the stockholders. Neither KKEP nor the noteholders has nominated any other directors as of the date hereof.

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

     Other Related Party Transactions. In 1995, Mr. Nikolaev was paid a consulting fee of $135,000 for consulting services performed for the Company. Also, in 1997, a consulting fee of $25,000 was paid to Mr. Nikolaev for consulting services. At the election of Mr. Nikolaev, such amounts were paid to the company through which the services were rendered and which is owned by one of the members of his family.

     On June 30, 1994 Mr. Ferguson received a loan from the Company in the amount of $75,000 for the purchase of a residence. That loan bears interest at 7.25%, the prime rate as of June 30, 1994. The original note was due January 1, 1996 and then extended and was secured by Mr. Ferguson's stock in the Company. On December 19, 1997 the Company purchased the home of Mr. Ferguson for $423,000 and sold it for $341,000 in an auction on December 21, 1997. The note was effectively repaid as a result of this transaction.

                                                      PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

                  (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

                  1.       Financial Statements and Financial Statement
                           Schedules:

                           The "Index to Financial Statements" set forth on page 61 of this Form 10-K is incorporated herein by reference.

                           Schedules have been omitted because either they are not required or the information is included elsewhere in the financial statements and notes thereto.

                  2. Exhibits (Exhibits listed below without parenthesis are filed herewith.)


                           EXHIBIT       DESCRIPTION OF EXHIBIT
                           2.1 (1)       Purchase and Sale Agreement, dated May
                                         14, 1993, among the Company, Dow
                                         Corning and Dow Corning Wright
                                         Corporation.

                           3.1 (6) Restated Certificate of Incorporation of the Company dated September 25, 1995.

                           3.2 (1)       By-Laws of the Company.

                           4.1 (1) Indenture dated as of June 30, 1993, between the Company and the First National Bank of Boston, as trustee.

                           4.1a (1) First Supplemental Indenture, dated as of November 1, 1993, between the Company and The First National Bank of Boston.

                           4.2 (1) Security Agreement dated as of June 30, 1993, between the Company and
                                         BancBoston Trust Company of New York,
                                         as collateral agent acting on behalf of
                                         the First National Bank of Boston.

                           4.3 (1) Pledge Agreement, dated as of June 30, 1993, between the Company and
                                         BancBoston Trust Company of New York,
                                         as collateral agent acting on behalf of
                                         The First National Bank of Boston.

                           4.4 (1) Form of Purchase Agreement, dated June 30, 1993, between the Company and the purchasers of the Notes.

                           4.5 (1) Registration Rights Agreement, dated as of June 30, 1993, between the Company and the purchasers of the Notes.

                           4.6 (5) Series B Preferred Stock Purchase and Class A Common Stock Warrant Agreement, dated July 29, 1994, between the Company and CalPERS.

                           4.6a (7) Amendment No. 1 dated September 25, 1995 to Series B Preferred Stock Purchase and Class A Common Stock Warrant Agreement, dated July 29, 1994 between the Company and CalPERS.

                           4.7 (10) Indenture dated as of August 7, 1997 between the Company and State Street Bank and Trust Company, as Trustee.

                           4.8 (10) Form of Note for the Company's Series D 11 3/4% Senior Secured Step-up Note.

                           4.9 (10) Registration Rights Agreement dated as of August 7, 1997 between the Company and Holders of the Registrant's Series C 11 3/4% Senior Secured Step-up Notes.

                           10.1 (1) Product Manufacturing Agreement, dated June 30, 1993, between the Company and Dow Corning Corporation.

                           10.2 (1) Revolving Credit Agreement, dated September 30, 1993, between the Company and Heller Financial, Inc.

                           10.3 (1) Principal Stockholders' Agreement, dated June 30, 1993, among the Company and certain of its stockholders.

                           10.4 (1) Omnibus Stockholders' Agreement, among the Company and certain of its stockholders.

                           10.5 (1) License Agreement, dated June 25, 1993, between the Company and Dr. Alfred B. Swanson.

                           10.6 (4)      1993 Stock Option Plan

                           10.7 (4)      1993 Special Stock Option Plan

                           10.8 (4)      Employee Common Stock Grant Plan

                           10.9 (4)      Distributor Stock Purchase Plan

                           10.10 (1)     Industrial Development Lease Agreement
                                         date as of July 9, 1985 between The
                                         Industrial Development Board of The
                                         City of Arlington, Tennessee (the
                                         "Arlington IDB") and Dow Corning
                                         Wright, Inc.

                           10.11 (1)     Lease and Security Agreement dated as
                                         of April 1, 1974 between the Arlington
                                         IDB and Wright Manufacturing Company
                                         together with First Supplement to Lease
                                         dated as of December 1, 1981.

                           10.12 (1)     Industrial Development Lease Agreement
                                         dated as of June 29, 1984 between
                                         Langston Associates and the Arlington
                                         IDB.

                           10.13 (1)     Letter Agreements dated June 30, 1993
                                         among the Company and certain of its
                                         Stockholders with Promissory Notes and
                                         Stock Pledge and Security Agreements
                                         attached.

                           10.14 (3)     Letter Agreement dated June 30, 1993
                                         between KKEP and Herbert W. Korthoff,
                                         Lewis Ferguson, and Barbara Korthoff.

                           10.14a (5)    Amendment dated July 29, 1994 to Letter
                                         Agreement dated June 30, 1993 between
                                         KKEP and Herbert W. Korthoff, Lewis
                                         Ferguson, and Barbara Korthoff.

                           10.15 (1)     Agreement dated January 24, 1983,
                                         between Leo A.  Whiteside, M.D. and the
                                         Company.

                           10.16 (2)     Acquisition Agreement dated February 5,
                                         1994, between the Company and
                                         OrthoTechnique.

                           10.17 (5)     Distribution Agreement dated December
                                         20, 1993, between the Company and
                                         Kaneka Medix Corporation.

                           10.18 (5)     Research and Development Agreement
                                         dated October 7, 1994, between the
                                         Company and OsteoBiologics, Inc.

                           10.19 (3)     Acquisition Agreement dated December 8,
                                         1994, between the Company and Orthomet.

                           10.20 (5)     1994 Distributor Stock Option Plan.

                           10.21 (5)     Non-qualified Stock Option Agreement
                                         for Non-Employees.

                           10.22 (7)     Securityholders Agreement, dated
                                         September 25, 1995, between the
                                         Company, the purchasers named therein
                                         and PG Investors, Inc., as agent.
                                         Distribution Agreement dated February
                                         22, 1996, between the Company and
                                         Century Medical, Inc.

                           10.24 (8)     Revolving Credit Agreement, dated
                                         September 13, 1996 between the Company
                                         and Sanwa Business Credit Corporation.

                           10.25 (9)     Joint Venture Agreement, dated July 12,
                                         1996 between the Company and Tissue
                                         Engineering, Inc.

                           10.26 Amended and Restated Joint Venture Agreement, dated August 1997 between the Company and Tissue Engineering, Inc.

                           11.1          Statement re: Computation of earnings
                                         per share.
                           12.1 Statement re: Computation of ratios of earnings to fixed charges and preferred dividends.
                           21.1          Subsidiaries of the Company.
                           23.2          Consent of Arthur Andersen LLP
                           (1) Document incorporated by reference from Registration Statement on Form S-4 No. 33-69286 filed by the Company on November 10, 1993.
                           (2) Document incorporated by reference to Current Report on Form 8-K dated as of February 5, 1994.
                           (3) Document incorporated by reference to Current Report on Form 8-K dates as of December 8, 1994.
                           (4) Document incorporated by reference to Annual Report on Form 10-K filed March 25, 1994.
                           (5) Document incorporated by reference to Annual Report on Form 10-K filed March 31, 1995.
                           (6) Document incorporated by reference to Quarterly Report on Form 10-Q filed November 14, 1995.
                           (7) Document incorporated by reference to Annual Report on Form 10-K filed March 31, 1996.
                           (8) Document incorporated by reference to current report on Form 8-K dated as of September 13, 1996.

                           (9) Document incorporated by reference to Annual Report on Form 10-K filed March 31, 1997.

                           (10) Document incorporated by reference from Registration Statement on Form S-4 No. 333-34853 filed by the Company on November 3, 1997.

                  (b)      Reports on Form 8-K

                                    None

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   WRIGHT MEDICAL TECHNOLOGY, INC.  (Registrant)

                                   BY:     /s/Thomas M. Patton
                                           Thomas M. Patton
                                           President and Chief Executive Officer

                                   DATE: March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                   TITLE (CAPACITY)                          DATE
                              President, Chief Executive
/s/Thomas M. Patton           Officer, and Director
Thomas M. Patton              (Principal Executive Officer)       March 30, 1998
                              Executive Vice President and
/s/Greg K. Butler             Chief Financial Officer
Greg K. Butler                (Principal Financial Officer)       March 30, 1998
/s/Joyce B. Jones
Joyce B. Jones                Vice President, Controller          March 30, 1998
/s/Kurt L. Kamm               Chairman of the Board of
Kurt L. Kamm                  Directors                           March 30, 1998
/s/Lewis H. Ferguson,III
Lewis H. Ferguson, III        Director                            March 30, 1998
/s/William J. Kidd
William J. Kidd               Director                            March 30, 1998
/s/Herbert W. Korthoff
Herbert W. Korthoff           Director                            March 30, 1998
/s/Walter S. Hennig
Walter S. Hennig              Director                            March 30, 1998
/s/Richard D. Nikolaev
Richard D. Nikolaev           Director                            March 30, 1998
/s/Stephen R. Munger
Stephen R. Munger             Director                            March 30, 1998

                                           INDEX TO FINANCIAL STATEMENTS


Wright Medical Technology, Inc.

     Report of Independent Public Accountants.................................62

     Consolidated Financial Statements:
          Consolidated Balance Sheets as of
            December 31, 1997 and 1996 .......................................63
          Consolidated Statements of Operations for
            the Year Ended December 31, 1997, 1996 and 1995...................64
          Consolidated Statements of Cash Flows for
            the Year Ended December 31, 1997, 1996 and 1995...................65
          Consolidated Statements of Changes in Stockholders'
            Investment for the Year Ended December 31, 1997, 1996
            and 1995..........................................................66
          Notes to Consolidated Financial Statements..........................67

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To the Stockholders of Wright Medical Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Wright Medical Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




                                                        ARTHUR ANDERSEN LLP



Memphis, Tennessee,
March 25, 1998.

                                   WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                               December 31,       December 31,
                                                                                  1997               1996
                                                                                ------------       ------------
                                                                              (in thousands)     (in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $       466        $       910
  Trade receivables, net                                                             19,040             18,289
  Inventories, net                                                                   58,890             59,107
  Prepaid expenses                                                                    1,716              1,692
  Deferred income taxes                                                                 143                978
  Other                                                                               1,890              2,540
                                                                                ------------       ------------
    Total Current Assets                                                             82,145             83,516
                                                                                ------------       ------------
Property, Plant and Equipment, net                                                   26,732             33,659
Investment in Joint Venture                                                           2,380              3,597
Other Assets                                                                         41,826             45,554
                                                                                ------------       ------------
                                                                                $   153,083        $   166,326
                                                                                ============       ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                                             $       322        $       138
  Short-term borrowing                                                               18,500              8,390
  Accounts payable                                                                    6,212              6,063
  Accrued expenses and other current liabilities                                     16,745             18,453
                                                                                ------------       ------------
    Total Current Liabilities                                                        41,779             33,044
                                                                                ------------       ------------
Long-Term Debt                                                                       85,104             84,668
Preferred Stock Dividends                                                            21,309             17,999
Other Liabilities                                                                     1,805              3,189
Deferred Income Taxes                                                                   143                978
                                                                                ------------       ------------
    Total Liabilities                                                               150,140            139,878
                                                                                ------------       ------------
Commitments and Contingencies
Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation value of $83.0 million,  including accrued and unpaid dividends of
  $3.0 million, 800,000 shares authorized, 800,000 and 711,910 shares
  issued and outstanding)                                                            70,511             59,959
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $44.5 million, including accrued and unpaid dividends of
  $9.5 million, 350,000 shares authorized, issued and outstanding)                   29,442             24,995

Stockholders' Investment:
  Series A preferred  stock,  $.01 par value,  (aggregate  liquidation  value of
    $25.2 million, including accrued and unpaid dividends of $8.7 million),
    1,200,000 shares authorized, 915,325 shares issued                                    9                  9
  Undesignated preferred stock, $.01 par value, 650,000 shares authorized,
    no shares issued                                                                      -                  -
  Class A common stock, $.001 par value, 46,000,000 shares authorized,
    10,585,000 and 10,023,421 shares issued                                              11                 10
  Class B common stock, $.01 par value, 1,000,000 shares authorized,
    no shares issued                                                                      -                  -
  Additional capital                                                                 57,545             53,853
  Accumulated deficit                                                              (153,025)          (111,855)
  Other                                                                                (509)               516
                                                                                ------------       ------------
                                                                                    (95,969)           (57,467)
  Less - Notes receivable from stockholders                                          (1,039)            (1,037)
    Series A preferred treasury stock, 86,688 shares                                     (1)                (1)
    Class A common treasury stock, 887,130 shares                                        (1)                (1)
                                                                                ------------       ------------
    Total Stockholders' Investment                                                  (97,010)           (58,506)
                                                                                ------------       ------------
                                                                                $   153,083        $   166,326
                                                                                ============       ============

                     The  accompanying  notes  are an  integral  part  of  these consolidated balance sheets.

                                                  Page 63 of 119

                               WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (in thousands, except earnings per share)
                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
                                                                1997               1996               1995
                                                          ----------------   ----------------   ----------------
Net sales                                                 $       122,397    $       121,868    $       123,196

Cost of goods sold                                                 46,687             44,433             33,722
                                                          ----------------   ----------------   ----------------

Gross profit                                                       75,710             77,435             89,474
                                                          ----------------   ----------------   ----------------

Operating expenses:
      Selling                                                      50,988             47,437             47,085
      General and administrative                                   20,129             19,357             23,358
      Research and development                                     11,609             13,196             12,728
      Equity in loss of joint venture                               1,217                500                -
                                                          ----------------   ----------------   ----------------
                                                                   83,943             80,490             83,171
                                                          ----------------   ----------------   ----------------

Operating income (loss)                                            (8,233)            (3,055)             6,303
Interest,  net                                                     13,062             11,947             11,322
Other (income) expense, net                                         1,277               (413)              (146)
                                                          ----------------   ----------------   ----------------

Loss before income taxes                                          (22,572)           (14,589)            (4,873)

Income tax provision                                                    -                  -              1,619
                                                          ----------------   ----------------   ----------------


Net loss                                                  $       (22,572)   $       (14,589)   $        (6,492)
                                                          ================   ================   ================

Loss applicable to common stock                           $       (41,170)   $       (35,298)   $       (19,783)
                                                          ================   ================   ================

Basic loss per share of common stock                      $         (4.38)   $         (3.90)   $         (2.24)
                                                          ================   ================   ================

Basic weighted average common shares outstanding                    9,397              9,059              8,825
                                                          ================   ================   ================


                       The accompanying notes are an integral part of these statements.
                                                  Page 64 of 119


                                       WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (in thousands)


                                                                                      Year Ended December 31,
                                                                         ------------------------------------------------
                                                                              1997             1996             1995
                                                                         --------------   --------------   --------------
Cash Flows From Operating Activities:
    Net loss                                                              $    (22,572)   $     (14,589)   $      (6,492)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                             6,879            7,007            7,272
        Instrument amortization                                                  6,047            4,265            4,337
        Provision for instrument reserves                                        3,565            3,647                -
        Provision for excess/obsolete inventory                                  4,231             (453)          (2,369)
        Provision for sales returns                                                 59             (247)             290
        Deferred income tax provision                                                -                -            1,270
        Deferred income                                                              -            1,502                -
        Amortization of intangible assets                                        3,364            3,266            3,747
        Amortization of deferred financing costs                                 1,387            1,361            1,036
        Loss on disposal of equipment                                               95              485               97
        Equity in loss of joint venture                                          1,217              500                -
        Other                                                                    1,928              614             (178)
        Changes in assets and liabilities, net of effect of
         purchases of businesses
         (Increase) decrease in accounts receivables                              (861)             442             (522)
          Increase in inventories                                               (7,792)          (3,335)         (18,101)
         (Increase) decrease in other current assets                               626           (1,104)             (77)
          Increase (decrease) in accounts payable                                  149           (1,706)           2,741
          Increase (decrease) in accrued expenses and other liabilities            822           (1,380)         (16,848)
          Increase in other assets                                                (683)            (840)          (1,869)
                                                                         --------------   --------------   --------------
    Net cash used in operating activities                                       (1,539)            (565)         (25,666)
                                                                         --------------   --------------   --------------
Cash Flows From Investing Activities:
    Capital expenditures                                                        (6,015)          (3,778)         (12,525)
    Proceeds from Sale-Leaseback Transactions                                      607                -                -
    Other                                                                         (120)            (884)          (1,139)
                                                                         --------------   --------------   --------------
    Net cash used in investing activities                                       (5,528)          (4,662)         (13,664)
                                                                         --------------   --------------   --------------

Cash Flows From Financing Activities:
    Net proceeds from short-term borrowings                                     10,110            4,490            3,900
    Proceeds from issuance of stock and stock warrants                               -            1,278           33,409
    Payments of debt issuance costs                                                (56)            (387)               -
    Payments of debt                                                            (3,431)            (446)            (641)
    Proceeds from stockholders on notes receivable                                   -                -            1,225
    Other                                                                            -               76             (509)
                                                                         --------------   --------------   --------------
    Net cash provided by financing activities                                    6,623            5,011           37,384
                                                                         --------------   --------------   --------------


    Net decrease in cash and cash equivalents                                     (444)            (216)          (1,946)
    Cash and cash equivalents, beginning of period                                 910            1,126            3,072
                                                                         --------------   --------------   --------------
    Cash and cash equivalents, end of period                             $         466    $         910    $       1,126
                                                                         ==============   ==============   ==============

    Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                             $      11,020    $      10,474    $      11,885
                                                                         ==============   ==============   ==============
      Cash paid for income taxes                                         $          22    $          33    $         234
                                                                         ==============   ==============   ==============

                              The accompanying notes are an integral part of these statements.
                                                 Page 65 of 119




                                                WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                                               (in thousands)

                            Number of Shares                                                             Notes
                           Series A   Class A    Series A   Class A                                    Receivable
                          Preferred    Common    Preferred   Common   Additional  Accumulated            From       Treasury
                            Stock       Stock      Stock      Stock    Capital     Deficit     Other  Stockholders    Stock   Total
  BALANCE, 12/31/94            916      9,441         $9         $9     $ 32,786   $ (56,774)  $ 439    $(1,969)      $(2) $(25,502)
Issuance of common stock         -        350          -          1          497           -       -          -         -       498
Issuance of common stock
 warrants                        -          -          -          -       18,187           -       -          -         -    18,187
Preferred stock dividend         -          -          -          -            -     (10,455)      -          -         -   (10,455)
Payments on stockholder
  notes receivable               -          -          -          -            -           -       -      1,225         -     1,225
Accretion of preferred
 stock discount                  -          -          -          -            -      (2,836)      -          -         -    (2,836)
Net loss                         -          -          -          -            -      (6,492)      -          -         -    (6,492)
Other                           (1)         -          -          -            -           -     491       (293)        -       198
                            --------------------------------------------------------------------------------------------------------
  BALANCE, 12/31/95            915      9,791          9         10       51,470     (76,557)    930     (1,037)       (2)  (25,177)

Issuance of common stock         -        232          -          -        2,383           -       -          -         -     2,383
Preferred stock dividend         -          -          -          -            -     (14,251)      -          -         -   (14,251)
Accretion of preferred
  stock discount                 -          -          -          -            -      (6,458)      -          -         -    (6,458)
Net loss                         -          -          -          -            -     (14,589)      -          -         -   (14,589)
Other                            -          -          -          -            -           -    (414)         -         -      (414)
                            --------------------------------------------------------------------------------------------------------
  BALANCE, 12/31/96            915     10,023          9         10       53,853    (111,855)    516     (1,037)       (2)  (58,506)
Issuance of common stock
 warrants                        -          -          -          -          287           -       -          -         -       287
Issuance of common stock         -        562          -          1        3,405           -       -          -         -     3,406
Preferred stock dividend         -          -          -          -            -     (12,121)      -          -         -   (12,121)
Accretion of preferred
  stock discount                 -          -          -          -            -      (6,477)      -          -         -    (6,477)
Net loss                         -          -          -          -            -     (22,572)      -          -         -   (22,572)
Other                            -          -          -          -            -           -  (1,025)        (2)        -    (1,027)
                            --------------------------------------------------------------------------------------------------------
  BALANCE, 12/31/97            915     10,585         $9        $11     $ 57,545   $(153,025)  $(509)   $(1,039)      $(2) $(97,010)
                            ========================================================================================================

                         The  accompanying  notes are an integral  part of these statements.

                                                  Page 66 of 119

              WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Description of Business -

     Wright Medical Technology, Inc. and its subsidiaries (the "Company") engage in the business of developing, manufacturing and selling orthopaedic products, principally knee and hip implants. The Company's products are designed to restore mobility and relieve pain through the replacement of damaged or diseased joints. The Company distributes its products through various distributors with approximately 73% of its products sold in the United States. The Company purchased substantially all of the assets of Dow Corning Wright Corporation ("DCW") on June 30, 1993 (the "DCW Acquisition").


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

     The Company has incurred significant losses since its inception and anticipates incurring a loss during 1998. Additionally, the Company's projected working capital requirements for 1998 indicate a continued reliance on its revolving credit facility. The Company has available to it a $30 million revolving line of credit under the Sanwa Agreement. Accordingly, management continues to closely monitor the Company's working capital needs and believes the current revolving line of credit will be sufficient to meet its working capital requirements through 1998.

     During August 1997, the Company completed an exchange of its 10 3/4% Series B Senior Secured Notes for the 11 3/4% Series C Senior Secured Step-Up Notes. (See Note 7).


Significant Risks and Uncertainties -

     Inherent in the accompanying financial statements are certain risks and uncertainties which include, but are not limited to, the following:

Significant Leverage

     The Company is, and will continue to be, highly leveraged. The Company has incurred substantial indebtedness as a result of its acquisitions, new product research and development and operating losses. Earnings were inadequate to cover fixed charges, preferred dividends and accretion of preferred stock by approximately $41.2 million for the year ended December 31, 1997. The Company's high level of debt may have several important affects on its future operations, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness; (ii) the financial covenants contained in its debt facilities will require the Company to meet certain financial tests and other restrictions which limit its ability to borrow additional funds or to dispose of assets; and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. In addition, the Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

Ability to Develop, Manufacture and Market New Products

     Some of the Company's products are currently under development or have not yet been approved by the Food and Drug Administration ("FDA") (or other applicable foreign regulatory bodies). Although management believes these products will be successfully developed, that the necessary FDA or foreign approvals will be received and, if developed and approved, a market for these products will exist; there can be no assurance that such events will happen. In order for the Company to remain competitive and to retain market share, it must continually develop new products as well as improve its existing ones. Accordingly, the Company must devote substantial resources to research and development. Although the Company intends to devote such resources, there can be no assurance that the Company will be able to enhance its existing products, introduce or acquire new products, and maintain or expand its market share.

Patent Protection and Related Litigation

     Management considers certain of its patents to be significant to its business. In the medical device industry, patent litigation among competitors occurs regularly. Additionally, the process of obtaining and protecting patents, including defending allegations of patent infringement, can be costly and time-consuming.

Ability to Forecast and Manage Working Capital Requirements

     The Company remains significantly dependent on its revolving credit facility. Various factors, including delays in new product development and introductions, new product introduction by competitors, delays in regulatory approvals and delays in the expansion of sales and distribution channels can significantly affect management's ability to accurately forecast and manage its working capital requirements.


Significant Accounting Policies -

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its investment in the Orthopaedic Tissue Technology, L.L.C. ("OTT") joint venture under the equity method of accounting.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less.

Allowance for Returns

     An allowance is maintained for anticipated future returns of products sold by the Company. An allowance for returns of approximately $0.7 million and $0.6 million is included as a reduction of trade receivables at December 31, 1997 and December 31, 1996, respectively.

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

Property and Depreciation

     Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over estimated useful lives of 15 to 20 years for land improvements, 10 to 40 years for buildings, 3 to 11 years for machinery and equipment, and 4 to 14 years for furniture, fixtures and equipment. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resulting gain or loss is included in income.

     Instruments used by surgeons in the implantation of the Company's products that are permanently held by distributors and subsidiaries are included in property, plant and equipment and depreciated on a straight-line basis over periods not to exceed five years with adjustments made as necessary for identified impairments in carrying value.

Goodwill and Other Intangible Assets

     The cost of intangible assets is amortized over the estimated periods benefited, but not exceeding 40 years. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. These analyses necessarily involve significant management judgement. At December 31, 1997, management believes that the carrying value of its goodwill and other intangibles is realizable.

Income Taxes

     Income taxes are accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This
statement requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Provisions for federal income taxes are not made on the undistributed earnings of foreign subsidiaries where the subsidiaries do not have the capability to remit earnings in the foreseeable future and when earnings are considered permanently invested. Undistributed earnings of foreign subsidiaries at December 31, 1997 are insignificant.

Research and Development Costs

     Research and development costs are charged to expense as incurred or when expenditures for such costs are contractually obligated and the amount is determinable.

Foreign Currency Translation

     Revenues and expenses for foreign activities are translated at average exchange rates during the period. Assets (primarily inventories and receivables) located outside the U.S. are translated into U.S. dollars using end-of-period exchange rates. The cumulative foreign currency translation adjustment at December 31, 1997 and 1996 is not significant.

Earnings Per Share

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per share of common stock is computed by dividing net loss, plus preferred stock dividends and accretion, by the weighted average common shares outstanding during the period. Because of the net loss applicable to common stock, diluted loss per share of common stock has not been computed as the effect of the assumed exercise of common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     - Cash and cash equivalents - The carrying amount approximates fair value because of the short maturities of the cash equivalents.

     - Long-term debt - The fair value of the 11 3/4% Senior Secured Step-Up Notes was approximately $85.9 million at December 31, 1997 and the fair value of the 10 3/4% Senior Secured Notes was approximately $85.9 at December 31, 1996, based upon market quotes provided by an investment banker. The carrying amount of these notes was approximately $84.6 million and $84.4 million at December 31, 1997 and 1996, respectively.

     -    Series  B  and C  preferred stock  - These are specialized instruments
          with   various   terms  and  preferential  treatment  which  render it
          impracticable to determine their current fair value.

     - Noncurrent distributor receivables - The fair value is based upon the anticipated cash flows discounted at rates currently established by management. The fair value of these receivable balances at December 31, 1997 and 1996 approximates book value.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.       ACQUISITIONS OF BUSINESSES

R&B Orthopaedics, Incorporated / Rock Surgical, Incorporated

     During 1997, the Company entered into an Asset Purchase Agreement to purchase all assets related to the sale, marketing and distribution of medical devices with R&B Orthopaedics, Incorporated, a West Virginia corporation, and Rock Surgical, Incorporated, a Delaware corporation (collectively, "OMI"). In late 1997, the Company decided to enter into a settlement agreement with OMI to terminate the Asset Purchase Agreement which was executed January 22, 1998. The settlement agreement created a Distributor Agreement between the Company and OMI effective January 1, 1998.

Orthopaedic Tissue Technology, L.L.C.

     On July 12, 1996 the Company and Tissue Engineering, Inc. ("TEI") entered into a joint venture agreement to create OTT. The Company executed $1.5 million promissory notes on July 12, 1997 and July 12, 1996. Pursuant to these notes, the Company provided funding of $1.7 million and $0.6 million in 1997 and 1996, respectively. The Company will execute another $1.5 million promissory note and provide funding of approximately $1.6 million to OTT during 1998. TEI contributed to OTT its license to certain proprietary technology. The Company has a 49% equity interest in OTT and receives 50% of OTT's annual profit/ losses. OTT is developing and will distribute biological products for musculoskeletal applications. Products are designed to reproduce the events of tissue formation including the treatment of medical conditions involving disease, injury or deterioration of ligaments, tendons, cartilage or bone and sports related injuries. The Company accounts for its investment in OTT under the equity method of accounting and has reflected the present value of its future funding commitments as a liability in the accompanying consolidated financial statements.

U.S. Gypsum

     On September 30, 1996, the Company entered into an Asset Purchase Agreement to purchase the biomaterials business of the Industrial Gypsum Division of United States Gypsum Company ("USG"). The Company paid $750,000 for this business in four quarterly installments. The purchase price was principally allocated to existing patents and is being amortized over 4 years. The Company pays USG a royalty of 6% of sales, net of commissions, on this product.

3.       INVENTORIES

         The  components  of  inventories,  net of reserves,  are as follows (in thousands):
                                                              December 31,
                                                      --------------------------
                                                         1997            1996
                                                      --------------------------
     Raw materials                                    $    2,520      $    2,214
     Work in process                                      10,716          10,186
     Finished goods                                       33,312          36,388
     Surgical instruments                                 12,342          10,319
                                                      --------------------------
                                                      $   58,890      $   59,107
                                                      ==========================

     In April 1996, the Company instituted a new surgical instrument program with its domestic distributor network. The program makes more of the Company's surgical instruments available for sale to its distributors and, thus, reduces the demand for loaner instruments.

     Generally, the Company's products are subject to regulation by the FDA. Currently, management believes that the Company's products comply with applicable FDA regulations and that the Company has no significant inventory levels of products awaiting FDA approval that, if such approvals were denied, would have a material effect on the consolidated financial position or operating results of the Company.


4.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):
                                                                December 31,
                                                         -----------------------
                                                            1997         1996
                                                         -----------------------
     Land and land improvements                          $    844      $    844
     Buildings                                              5,961         5,696
     Machinery and equipment                               28,255        25,036
     Furniture, fixtures and equipment                     13,351        13,033
     Loaner instruments                                    14,761        14,174
                                                         -----------------------
                                                           63,172        58,783
     Less:  Accumulated depreciation                      (36,440)      (25,124)
                                                         -----------------------
                                                         $ 26,732      $ 33,659
                                                         =======================

5.       INTANGIBLE ASSETS

     Other assets include certain intangible assets as follows (in thousands):
                                                                December 31,
                                                          ----------------------
                                                              1997       1996
                                                          ----------------------
     Excess of cost over net assets acquired             $   35,032   $  35,461
     Distribution network                                     4,800       4,800
     Patents, licenses and trademarks                         3,350       3,137
     Other                                                    2,987       3,004
                                                          ----------------------
                                                             46,169      46,402
     Less:  Accumulated amortization                        (11,269)     (8,528)
                                                          ----------------------
                                                          $  34,900    $ 37,874
                                                          ======================

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



6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     A detail of accrued  expenses and other current  liabilities  is as follows
(in thousands):
                                                              December 31,
                                                          ----------------------
                                                             1997         1996
                                                          ----------------------
     Interest                                             $  5,205     $  4,668
     Employee benefits                                       1,123        3,489
     Joint venture                                           1,500        2,105
     Commissions                                             1,278        1,358
     Taxes                                                     988          761
     Distributor product reserve                                 -          161
     Professional fees                                       2,731        1,088
     Other                                                   3,920        4,823
                                                          ----------------------
                                                          $ 16,745     $ 18,453
                                                          ======================


7.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                              December 31,
                                                        ------------------------
                                                           1997           1996
                                                        ------------------------
     11 3/4% Series D Senior Secured
       Step-Up Notes, net of
       unamortized discount of $409                     $ 84,591       $      -

     10 3/4% Series B Senior Secured
       Notes, net of unamortized
       discount of $572                                        -         84,428

     Capital lease obligations                               835            378
                                                        ------------------------
                                                          85,426         84,806
     Less current portion                                   (322)          (138)
                                                        ------------------------
                                                        $ 85,104       $ 84,668
                                                        ========================

     Through August, 1997, the Company had outstanding 10 3/4% Series B Senior Secured Notes (Series B Notes) with an original principal balance of $85 million. The Series B Notes had 350,000 of common stock purchase warrants which had been sold for $.02 per warrant.

     On August 7, 1997, the Company completed an exchange of its Series B Notes for the 11 3/4% Series C Senior Secured Step-Up Notes (the "Series C Notes"). The terms of those Series C Notes are governed by a new indenture which is similar to the indenture for the Series B Notes except that i) the Series B Notes bear interest at 10 3/4% and the Series C Notes bear interest at 11 3/4% which may increase to 12 1/4% on the first anniversary of the effective date of the exchange offer under certain circumstances, ii) the new indenture does not contain any sinking fund requirements, and iii) certain covenants in the new indenture are less restrictive than those in the previous indenture, specifically (1) consolidated net worth, as defined, does not require a deduction for accrued dividends on the Company's Series B and Series C Preferred Stock, and (2) the limit on purchase money indebtedness is $10 million as opposed to $5 million in the previous indenture.

     The Series C Notes were issued pursuant to a Registration Rights Agreement whereby the Company agreed to use its best efforts to effect a registration statement for a new issue of the senior secured notes of the Company that are identical in all respects to the Series C Notes. On November 3, 1997 the Company completed an exchange offer of its Series C Notes for the 11 3/4% Series D Senior Secured Step-Up

Notes (the "Series D Notes"). The terms of the Series D Notes are the same as the Series C Notes except that the Series D Notes are registered securities.

     The Series D Notes mature on July 1, 2000 and are subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the following periods:

                       Date                 Percentage

          July 1, 1997 - June 30, 1998          103%
          July 1, 1998 and thereafter           100%

     The indenture contains specific restrictions that apply to the Series D Notes which limit, among other things, (a) the issuance of additional debt by the Company or any of its subsidiaries, (b) the issuance of disqualified stock by the Company or any preferred stock by any of its subsidiaries, (c) the payment of cash dividends on, and redemption of, capital stock of the Company,
(d) consolidations, mergers or transfers of all or substantially all of the Company's assets, and (e) transactions with affiliates. The indenture also requires the Company to maintain a minimum consolidated net worth, as defined, of $17.5 million in 1997 and $20 million in 1998 and any year thereafter.

     The Series D Notes are secured by certain fixed assets, intellectual property rights and other intangible assets of the Company, now in existence or hereafter acquired.

     The Company has available to it a $30 million revolving line of credit under an agreement with Sanwa Business Credit Corporation ("Sanwa Agreement") that will expire in September, 1999. As of December 31, 1997, this agreement provided an eligible borrowing base of $29.1 million. The Company had drawn $18.5 million against the Sanwa line of credit as of December 31, 1997. During 1997, borrowings under the Sanwa Agreement averaged $18.1 million with a maximum amount borrowed of $22.6 million, as compared to 1996 when borrowings (under the Sanwa Agreement and prior revolving credit line agreement) averaged $12.5 million with a maximum amount borrowed of $16.1 million. Borrowings under this agreement are collateralized by the Company's accounts receivable and inventories and bear interest at prime plus 1.5% (10% at December 21, 1997). A guaranty fee of 3% per annum is required on any related letter of credit guaranties.

     The Sanwa Agreement places various restrictions on the Company which limit, among other things, (a) additional indebtedness, (b) acquisitions, (c) consolidations, mergers, sales of all or substantially all of the Company's assets and (d) transactions with affiliates. Additionally, the Company must meet a specified quarterly cash flow coverage ratio.


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

     The Series A Preferred Stock is voting stock and, upon liquidation or dissolution of the Company, entitles the holders to a preferential distribution, subordinate to the Series B and Series C Preferred Stock, from the assets legally available for distribution to stockholders after the payment of all debts and liabilities of the Company. At December 31, 1997, the aggregate preferential distribution would amount to $25.2 million, including accrued and unpaid dividends ($8.7 million).

     Dividends on the Series A Preferred Stock accumulate at the rate of 12% per annum for a five-year period and at the rate of 15% per annum thereafter, subject to escalation in the event of delinquency in the payment of the dividends; as of December 31, 1997, the dividend rate had escalated to 18.88% per share. Dividends can be paid on the Series A Preferred Stock at the Company's discretion and the Series A Preferred Stock is redeemable at any time at the option of the Company; such dividend and redemption rights are currently restricted, however, by a provision set forth in the indenture relating to the Series D Notes.

     Certain holders of the Company's Series A Preferred Stock waived all rights and claims to those Series A Preferred Stock dividends that accrued since January 1, 1997 to date or that would accrue during 1998. Dividends that would accrue in 1999 and 2000 will also be waived to the extent necessary as determined by the Company's independent auditors. The amount waived was $3.0 million for 1997.

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

     On August 12, 1997, CalPERS consented to increase the aggregate number of Class A Common Stock that is issuable pursuant to the Company's Restated Certificate of Incorporation by 800,000 shares. In exchange, the Company agreed to grant CalPERS warrants to purchase up to 73,935 shares of Class A Common Stock on the same terms and conditions as CalPERS' present warrants. These warrants are to be issued on a quarterly basis and in an amount equal to 8.7% of the quarterly totals (so as not to dilute CalPERS' common stock ownership). As a result, the Company issued warrants to CalPERS for the purchase of 51,701 shares and 5,786 shares of Class A Common Stock for the quarterly periods ending September 30, 1997 and December 31, 1997, respectively.

     The Series B Preferred Stock is non-voting and, upon liquidation or dissolution of the Company, the holders of the Series B Preferred Stock are entitled to a preferential distribution from the assets legally available for distribution to stockholders after the payment of all debts and liabilities of the Company. As of December 31, 1997, such aggregate preferential distribution would amount to $83.0 million, including accrued and unpaid dividends ($3.0 million).

     Dividends on the Series B Preferred Stock are payable on January 2 and July 1 of each year, subject to the dividend restrictions in the indenture relating to the Series B Notes. The dividend rate, originally $10.00 per share, is subject to escalation in the event the Company elects to defer the payment of the dividends; as of December 31, 1997, the dividend rate was $10.00 per share. The Company has the option to pay dividends in either cash or additional shares of Series B Preferred Stock.

     On February 25, 1997, the Company's Board of Directors declared a dividend "in-kind" of $11.2 million to the Series B Preferred Stock shareholders by issuing 111,910 shares of Series B Preferred Stock to shareholders of record as of December 31, 1996. Accordingly, this "in-kind" dividend has been reflected in the carrying amount of the Mandatorily Redeemable Series B Preferred Stock in the accompanying consolidated balance sheet. Subsequently, the Company declared additional "in-kind" dividends of $5.3 million and $3.5 million by issuing 53,485 shares and 34,605 shares of Series B Preferred Stock to its Series B Preferred Stock shareholders of record as of February 28, 1997 and October 1, 1997, respectively.

     The Series B Preferred Stock is subject to an optional redemption by the Company. The Company must pay a premium of 5% if such redemption occurs before July 29, 1999. Unless earlier redeemed, the Company must redeem all Series B Preferred Stock on July 29, 2002. The Series B Preferred Stock also may be redeemed at the option of the holder in certain circumstances. The terms of the Series B Preferred Stock limit, among other things, (a) the issuance of additional capital stock, (b) consolidations, mergers, transfers or sales of all or substantially all of the Company's assets, (c) payment of dividends on and redemption of the Company's capital stock, and (d) additional indebtedness.

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

     The Series C Preferred Stock is senior to the Company's Class A Common Stock and Series A Preferred Stock and junior to the Company's Series B Preferred Stock with respect to dividends and rights upon liquidation. The Series C Preferred Stock is non-voting and, upon liquidation of the Company, the holders of the Series C Preferred Stock are entitled to a preferential distribution from the assets legally available for distribution to stockholders after the payment of all debts and liabilities of the Company and all liquidation payments to the holders of the Series B Preferred Stock, including all accrued and unpaid dividends (the "Series C Redemption Amount"). As of December 31, 1997, the Series C Redemption Amount was $44.5 million, including accrued and unpaid dividends ($9.5 million).

     Dividends on the Series C Preferred Stock, which are payable on January 1, April 1, July 1 and October 1 of each calendar year, cumulate at the rate of $12.00 per share per annum through March 24, 1999. The dividend rate per share per annum increases according to the following schedule:

     March 25, 1999 to September 24, 1999             $13.00
     September 25, 1999 to March 24, 2000              14.00
     March 25, 2000 to September 24, 2000              15.00
     September 25, 2000 to March 24, 2001              16.00
     March 25, 2001 and thereafter                     17.00

     Under the terms of the Company's indenture relating to the Series D Notes, dividends on the Series C Preferred Stock may not be paid until the Series D
Notes are paid in full and, under the Restated Certificate, dividends on the Series C Preferred Stock are subject to the prior payment of dividends on and, under certain circumstances, redemption of the Series B Preferred Stock.

     At any time after March 24, 1999, the Princes Gate Investors, holding not less than 66-2/3% of all Series C Preferred Stock, have the right to convert the Series C Preferred Stock into shares of Class A Common Stock having a fair market value, as defined, equal to 110% of the Series C Redemption Amount on that date. After any such conversion, no new shares of Series C Preferred Stock may be issued by the Company. Additionally, subject to certain limitations imposed by the Restated Certificate and the Series D Notes, the Series C

Preferred Stock is redeemable at the option of the Company for an amount equal to the Series C Redemption Amount on the date of any such redemption.

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

Stock Option Plans

     At December 31, 1997, the Company has two fixed stock option plans for employees, two stock option plans for nonemployees which principally include the distributors of the Company's products and a distributor stock purchase plan. Generally, the Company's stock option plans grant options to purchase the Company's Class A Common Stock and, in certain instances, the Company's Series A Preferred Stock.

     Under the 1993 Stock Option Plan, as adopted June 29, 1993, the Company was authorized to grant options to purchase up to 1.5 million shares of Class A Common Stock. Pursuant to CalPERS' consent (on August 12, 1997) to increase the aggregate number of Class A Common Stock issuable by 800,000, the Board resolved to reserve 370,000 shares of this increase for issuance under the 1993 Stock Option Plan. As a result, the Company may grant options to its employees for up to 1.87 million shares of Class A Common Stock under the 1993 Stock Option Plan. Under the 1993 Special Stock Option Plan, the Company may grant options to its employees up to 200,000 shares of common stock and 20,000 shares of preferred stock. Under these two fixed stock option plans, options generally become exercisable in installments of 25% annually in each of the first through fourth anniversaries of the grant date and have a maximum term of ten years. Under both plans, the exercise price of each option equals the market price, as internally determined based on certain factors, of the Company's respective stock on the date of grant.

     The Company's non-employee stock option plans include the 1994 Non-employee Stock Option Plan ("NSOP") and the 1994 Distributor Stock Option Plan ("DSOP"). Under the NSOP, the Company may grant up to 125,000 shares of Class A Common Stock and up to 500,000 shares of Class A Common Stock under the DSOP, as adopted January 1, 1994. As the result of CalPERS' consent to increase the aggregate number of Class A Common Stock issuable by 800,000, the Board resolved to reserve 70,000 shares of this increase for issuance under the DSOP, thereby increasing the authorized shares under the DSOP from 500,000 to 570,000. Under both of these plans, the exercise price of each option equals the market price of the Company's Common Stock on the date of grant with the options maximum term equaling ten years. Under the NSOP, options generally become exercisable in installments of 25% annually in each of the first through fourth anniversaries of the grant date. Under the DSOP, options generally become exercisable upon the achievement of a specified performance target.

     A summary of the Company's fixed and non-employee stock option plans as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is as follows:


                            1995                1996                 1997
                      -----------------   -----------------   ------------------
                               Weighted            Weighted             Weighted
                                Average             Average              Average
Class A                Shares  Exercise   Shares   Exercise    Shares   Exercise
Common Stock           (000's)   Price    (000's)    Price     (000's)   Price

Balance,
Beginning of year     1,635.3    $3.09    1,822.2    $8.78     1,672.1    $10.53
Granted                 624.5    19.28      204.7    21.00     1,511.5      6.58
Exercised              (330.5)    0.14     (123.0)    0.14      (157.5)     0.14
Lapsed/ Canceled       (107.1)    9.66     (231.8)   11.57    (1,166.5)    16.53
Balance,
End of year           1,822.2     8.78    1,672.1    10.53     1,859.6      4.47


                            1995               1996                  1997
                      -----------------   -----------------    -----------------
                               Weighted            Weighted             Weighted
                                Average             Average              Average
Series A               Shares  Exercise   Shares   Exercise    Shares   Exercise
Preferred Stock        (000's)   Price    (000's)    Price     (000's)    Price

Balance,
Beginning of year        14.8   $19.88     17.0      $19.88      13.8     $19.88

Granted                   3.3    19.88        -           -       4.7      19.88
Exercised                (0.5)   19.88        -           -         -          -
Lapsed/ Canceled         (0.5)   19.88     (3.3)      19.88      (0.2)     19.88
Balance,
End of year              17.0    19.88     13.8       19.88      18.2      19.88


     The following table summarizes information concerning the Company's stock option plans at December 31, 1997:

                            Weighted
                             Average
                            Remaining    Weighted                 Weighted
   Range of                Contractual    Average                  Average
   Exercise      Number       Life       Exercise     Number      Exercise
    Prices    Outstanding    (years)      Price     Exercisable     Price

   $0.14        405,375       5.84        $0.14      303,375        $0.14
   $5.00      1,347,930       8.06        $5.00      537,276        $5.00
   $7.50         18,880       6.45        $7.50       18,880        $7.50
   $8.48          4,500       6.62        $8.48        4,500        $8.48
  $13.77         14,800       6.93       $13.77       14,800       $13.77
  $16.57         39,000       7.12       $16.57       34,320       $16.57
  $20.13         15,600       7.38       $20.13        8,933       $20.13
  $21.00         13,500       8.16       $21.00        3,967       $21.00

     As allowed under SFAS No. 123, the company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Also, no compensation cost has been recognized under the Company's non-employee stock option plans during 1995, however, approximately $653,000 and $126,000 of compensation cost was recognized in the accompanying consolidated statement of operations for the years ended December 31, 1997 and 1996, respectively related to the non-employee stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net loss and earnings per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

                                          1997         1996         1995
                                       ----------   ----------   ----------

     Net loss            As reported    $(22,572)    $(14,589)     $(6,492)
                         Pro forma      $(23,968)    $(15,554)     $(7,356)
     Loss Per Share      As reported      $(4.38)      $(3.90)      $(2.24)
                         Pro forma        $(4.53)      $(4.00)      $(2.35)

     The fair value of each option is estimated on the date of grant using the minimum value methodology promulgated by SFAS No. 123. The weighted average fair value of options granted during 1997, 1996 and

1995 were $3.97, $9.62 and $9.03, respectively. This methodology is used as the Company's shares are not publicly traded. In applying the minimum value methodology, the Company utilized a risk free interest rate that varied between 3.38% and 7.50% for 1997, 1996 and 1995 grant dates and expected lives of the options of 10 years for 1997, 1996 and 1995.

Employees' Common Stock Grant Plan

     The Company has an Employees' Common Stock Grant Plan of which 122,500 shares are reserved for issuance under this plan. No grants have been made during 1997, 1996 and 1995.

Distributor Stock Purchase Plan

     During 1993, the Company established a Stock Purchase Plan for its distributors pursuant to which shares of Class A Common Stock and Series A Preferred Stock were offered to the Company's distributors for a purchase price of $.142 and $19.88, respectively, per share. As of December 31, 1997, 417,000 shares of Class A Common Stock and 39,450 shares of Series A Preferred Stock purchased under this plan were outstanding. Shares purchased under this plan vest on December 31, 1999, or earlier if certain criteria are met. As of December 31, 1997, 369,510 shares of Class A Common Stock and 34,701 shares of Series A Preferred Stock were vested. These shares are subject to repurchase by the Company in the event that a distributor's association with the Company is terminated or if the distributor is no longer operating as an exclusive sales representative for the Company. The repurchase price shall be the distributor's cost to purchase the shares until the shares vest; thereafter, the repurchase price shall be at fair market value.


9.       INCOME TAXES

     Consolidated  loss  before  income  taxes  consists  of the  following  (in thousands):
                                1997            1996           1995
                             ----------      ----------     ----------
     United States            $(21,045)       $(10,525)       $(4,403)
     Foreign                    (1,527)         (4,064)          (470)
                             ----------      ----------     ----------
                              $(22,572)       $(14,589)       $(4,873)
                             ==========      ==========     ==========



     The provision for income taxes consists of the following (in thousands):

                                                1997         1996         1995
                                            ------------------------------------

Current - Foreign                           $   (187)   $  (1,278)    $     351
Deferred                                      (5,472)      (1,603)        2,167
Tax benefit of operating
loss carryforward                             (2,274)      (1,495)       (3,426)
Adjustment to valuation allowance              7,933        4,376         2,527
                                            ------------------------------------
                                            $      -    $       -     $   1,619
                                            ====================================

     The income tax provision  differs from the amount  computed by applying the
U.S. statutory federal income tax rate due to the following (in thousands):
                                               1997        1996         1995
                                            ------------------------------------
Income tax benefit at statutory rate        $ (7,674)   $  (4,911)    $  (1,657)
Adjustment to valuation allowance              7,933        4,376         2,527
State income taxes                              (842)        (415)         (176)
Foreign income taxes                              35          104           162
Goodwill amortization                            556          560           584
Other, net                                        (8)         286           179
                                            ------------------------------------
                                            $      -    $       -     $   1,619
                                            ====================================

         The components of deferred taxes are as follows (in thousands):
                                                    1997            1996
                                            --------------------------------
Deferred tax assets:
  Operating loss carryforward               $        14,259  $        9,718
  Reserves and allowances                             9,376           9,398
  Depreciation                                          904               -
  Intercompany profit on inventories                    336             319
  Other                                               6,120           4,577
                                            ---------------- ---------------
                                                     30,995          24,012
  Valuation allowance                               (29,267)        (21,334)
                                            ---------------- ---------------
                                            $         1,728  $        2,678
                                            ================ ===============

Deferred tax liabilities:
  Intangible assets                         $         1,567  $        1,700
  Depreciation                                            -             363
  Other                                                 161             615
                                            ---------------- ---------------
                                            $         1,728  $        2,678
                                            ================ ===============

     The Company has provided a valuation allowance against its net deferred tax assets because, given the Company's history of operating losses, the realizability of these assets is uncertain. Management's assessment of the need for a valuation allowance could change in the future based on the Company's future operating results.

     At December 31, 1997, the Company has a net operating loss carryforward for U.S. federal income tax purposes of approximately $35.1 million which expires in 2009 through 2012. Additionally, the Company has credit carryforwards of approximately $1,025,000 which expire through 2010.


10.      EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution plan which covers employees that are 21 years of age and over. The Company has the option to contribute annually to the plan shares of Company stock determined by the Board of Directors and will match employee's voluntary contributions at rates of 100% of the first 2% of an employee's annual compensation, and 50% of the next 2% of an employee's annual compensation. Employees vest in the Company's contributions after 5 years. The Company's cost related to this plan was approximately $2.5 million, $1.7 million and $1.7 million, respectively, for the years ended December 31, 1997, 1996 and 1995.

11.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases certain equipment under capital leases and noncancelable operating  leases.  The future annual minimum rental payments under these leases are as follows (in thousands):
                                              Capital               Operating
          Year                                Leases                  Leases
          ----                             --------------        ---------------
          1998                             $         339         $          690
          1999                                       315                    400
          2000                                       271                    203
          2001                                        34                     70
          2002                                         8                      -
                                           --------------        ---------------
Total minimum lease payments                         967         $        1,363
                                                                 ===============
Less amount representing interest                   (132)
                                           --------------
Present value of future lease payments     $         835
                                           ==============

     Rental cost under operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $1.3 million, $1.2 million, and $1.3 million, respectively.

Concentration of Credit Risk

     Substantially all of the Company's sales and trade receivables are concentrated with hospitals and physicians. The Company maintains reserves for potential credit losses on trade receivables, which are generally not collateralized.

Legal Proceedings

     DCW, pursuant to the DCW Acquisition agreements, retains liability for matters arising from certain conduct of DCW prior to the Company's acquisition on June 30, 1993, of substantially all the assets of the large joint orthopaedic implant business of DCW. As such, DCW has agreed to indemnify the Company against all liability for all products manufactured prior to the Acquisition except for products provided under the Company's 1993 agreement with DCW pursuant to which the Company purchased certain small joint orthopaedic implants for worldwide distribution. However, the Company was notified in May 1995 that DCW, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, would no longer defend the Company in such matters until it received further direction from the bankruptcy court. On December 2, 1996 DCW filed a proposed plan of reorganization that provided that all commercial creditors be paid 100% of their claims, plus interest. The plan did not however indicate whether DCW would affirm or reject the Acquisition agreements. This plan of reorganization was rejected. Accordingly, there can be no assurance that Dow Corning will indemnify the Company on any claims in the future. Although the Company does not maintain insurance for claims arising on products sold by DCW, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

     Mitek Surgical Products, Inc. ("Mitek"), has alleged in the Federal District Court for the Northern District of California that the Company's ANCHORLOK(R) soft tissue anchor infringes its patent. That court recently rendered an opinion of non-infringement in favor of the Company, which opinion was reversed on November 3, 1997, after reconsideration by the Court. On July 18, 1997, Howmedica, Inc. alleged in the Federal District Court for the District of New Jersey that certain of the Company's products infringe its patent related to a type of porous coating and seeks unspecified monetary damages. The Company is defending that claim. On August 22, 1997, Osteonics, Inc.

alleged in the Federal District Court for the District of New Jersey that the Company's BRIDGE(R) Hip System infringes its patent and seeks money damages and injunctive relief. The Company is defending that claim. Management does not believe the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

     The Company is not involved in any other pending litigation of a material nature that would have a material adverse effect on the Company's financial position or results of operations.

Other

     On February 22, 1996, the Company entered into a Distribution Agreement with a Japanese corporation whereby the Company received $3 million in exchange for 60,000 shares of the Company's Class A Common Stock and the exclusive rights to distribute the Company's products in Japan for an initial period of five years, with a possible extension for an additional five years subject to the achievement of certain sales goals. In connection with this Distribution Agreement, the Company is amortizing $1,740,000 of the proceeds assigned to the distribution rights to income ratably over 5 years. At December 31, 1997 and 1996, deferred income in the accompanying consolidated financial statements related to this distribution right was $1,141,000 and $1,502,000, respectively.

     During 1996, the Company decided to discontinue operations of certain subsidiaries including Wright Medical Technology of Hong Kong Limited, Wright Medical Technology de Brasil Importadora e Comercial Ltda, Wright Medical Technology of Australia Pty Limited and Wright Medical Technology France S.A.R.L. Also, during 1997, the Company decided to discontinue operations of its subsidiary in the Virgin Islands. Discontinuance of those operations did not have a material effect on the Company's consolidated operating results or financial position.

     On January 3, 1997, the Company entered into an agreement with Gary K. Michelson, M.D., to purchase rights to patents, ideas and designs related to the "MultiLock" design for an anterior cervical plating system. The purchase price included a payment of $120,000 due in four installments in 1997, as well as royalties equal to 8% of the sales, net of commissions, of the locking cam products. The Company guaranteed minimum royalties as follows:

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

     The Company also entered into an agreement with Dr. Michelson to purchase rights to patents, ideas and designs related to the "SingleLock" design for an anterior cervical plating system. The purchase price included a payment of $100,000 due in 1997, as well as royalties equal to 8% of the net sales of the SingleLock products. The Company guaranteed minimum royalties as follows:

     10/01/98 - 03/31/99         $80,000
     04/01/99 - 03/31/00         $200,000
     04/01/00 - 03/31/01         $295,000
     04/01/01 - 03/31/02         $425,000
     04/01/02 - 03/31/03         $500,000
     and years thereafter

     Dr. Michelson agreed to provide exclusive continuing services as a developer, product lecturer and general consultant for anterior cervical plating.


12.      RELATED PARTY TRANSACTIONS

Stockholder Notes Receivable

     As of December 31, 1997 and 1996, the Company has notes receivable from stockholders aggregating approximately $1.0 and $1.0 million, respectively, relating to purchases of the Company's common and preferred stock. On December 27, 1995, Herbert Korthoff, the Company's Chairman and then Chief Executive Officer, and Barbara Korthoff repaid the outstanding principal balance of $1,176,164 on 552,690 shares of Class A Common Stock and 55,269 shares of Series A
                                                  Page 91 of 119

Preferred Stock purchased through a note on June 30, 1993. A new non-interest bearing note was issued for the unpaid interest on the above note of $420,480.

     The remaining stockholder notes receivable bear interest at the rate of 10% per annum, payable semi-annually. At the option of the maker, the interest may be deferred and added to principal, and to date such interest has been added to principal. The entire principal amount is due on June 30, 1998, subject to acceleration upon a sale of all or substantially all of the business assets, or issued and outstanding capital stock of the Company or the successful completion of an initial public offering by the Company of any of its equity securities pursuant to a registration statement under the Securities Act of 1933. The notes are secured by a pledge of the related preferred and common stock. Approximately $62,000, $62,000, and $178,000 respectively, of interest income relating to stockholder notes receivable was recorded by the Company during the years ended December 31, 1997, 1996 and 1995.

Distributor Notes Receivable

     The Company has notes receivable from its distributors relating primarily to the purchase of instruments used by surgeons in the implantation of the Company's products. The notes are generally collateralized by the related instruments. The outstanding balance on these notes was approximately $0.4 million and $0.4 million at December 31, 1997 and 1996, respectively, of which the current portion (included in "other current assets" in accompanying balance sheets) was $0.3 million and $0.3 million, respectively. Also, the Company has notes receivable from its distributors relating to loans made to assist distributors in growing their businesses. The outstanding balance on these notes was approximately $1.1 million and $1.0 million at December 31, 1997 and 1996, respectively, of which the current portion was $0.3 and $0.2, respectively.

     During 1996, the Company repurchased certain surgical instruments owned by distributors at the lower of the instruments' fair value or the related unpaid note balance. This repurchase was done to implement the instrument program discussed in Note 3 to the consolidated financial statements.

     The accompanying statements of operations for the years ended December 31, 1997, 1996 and 1995, include approximately $0.8 million, $0.8 million, and $2.4 million, respectively, of net sales of instruments to distributors. Typically, the Company has not reflected any gross margin on these instrument sales.

Management Agreement

     The Company has a management agreement with an affiliate of one of its principal stockholders pursuant to which the Company incurs annual management fees of $360,000. As of August 1, 1997, the annual fee was modified to $260,000.

13.      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES

     Following is a summary of the Company's noncash investing and financing activities for the years ended December 31:

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

                                                       1997

         - Issued 53,485 shares of Series B Preferred Stock in the form of an "in-kind" dividend payment aggregating $5.3 million.

         - Issued 34,605 shares of Series B Preferred Stock in the form of an "in-kind" dividend payment aggregating $3.5 million.

         14.      INDUSTRY SEGMENT AND FOREIGN OPERATIONS

     The  Company's  operations  are  classified as a single  industry  segment.
Selected financial information by geographic area is as follows (in thousands):

                                              United                           Elimi-
      Year Ended December 31,1995             States         Foreign          nations           Total
   --------------------------------      ---------------  ---------------  --------------- ---------------
     Net sales
       Unaffiliated customers            $       109,046  $       14,150   $            -  $      123,196
       Intercompany                                3,005               -           (3,005)              -
                                         ---------------- ---------------  --------------- ---------------
           Total                         $       112,051  $       14,150   $       (3,005) $      123,196
                                         ---------------- ---------------  --------------- ---------------

     Operating income (loss)             $         5,308  $        1,171   $         (176) $        6,303
                                         ---------------- ---------------  --------------- ---------------
     Identifiable assets                 $       159,871  $       16,339   $       (1,839) $      174,371
                                         ---------------- ---------------  --------------- ---------------

Year Ended December 31,1996
     Net sales
       Unaffiliated customers            $       108,125  $       13,743   $            -  $      121,868
       Intercompany                                5,375               -           (5,375)              -
                                         ---------------- ---------------  --------------- ---------------
           Total                         $       113,500  $       13,743   $       (5,375) $      121,868
                                         ---------------- ---------------  --------------- ---------------

     Operating income (loss)             $          (774) $       (3,289)  $        1,008  $       (3,055)
                                         ---------------- ---------------  --------------- ---------------
     Identifiable assets                 $       167,458  $        5,761   $       (6,893) $      166,326
                                         ---------------- ---------------  --------------- ---------------

Year Ended December 31,1997
     Net sales
       Unaffiliated customers            $       110,865  $       11,532   $            -  $      122,397
       Intercompany                                5,731               -           (5,731)              -
                                         ---------------- ---------------  --------------- ---------------
           Total                         $       116,596  $       11,532   $       (5,731) $      122,397
                                         ---------------- ---------------  --------------- ---------------

     Operating loss                      $        (7,620) $         (562)  $          (51) $       (8,233)
                                         ---------------- ---------------  --------------- ---------------
     Identifiable assets                 $       156,102  $        3,945   $       (6,964) $      153,083
                                         ---------------- ---------------  --------------- ---------------

     Operating expenses not directly related to a particular geographic segment have been allocated between segments in proportion to net sales.

15. SUBSEQUENT EVENT

     The Company entered the spine instrumentation market in 1995 with the introduction of the WRIGHTLOCK(TM) posterior fixation system and since then has introduced its VERSALOK(TM) low back fixation system. On February 7, 1998, executive management decided to actively pursue a buyer for the Company's spine business as a whole including inventory, patents, trademarks, contracts and licenses. The Company will continue to sell and further develop its current products until an acceptable buyer can be found.

     On March 11, 1998, the Company signed a Letter of Intent to sell its trauma assets, patents, and agreements for $4 million, a Royalty Agreement, and 5% of the voting common capital stock of the purchasing entity. Closing is expected to be on or before June 15, 1998.
                                                  Page 95 of 119

                                                   EXHIBIT INDEX

     Does not include the documents  incorporated  by reference as delineated by
Item 14 of this Form 10-K.

     10.26 Amended and Restated Joint Venture Agreement with Tissue Engineering, Inc.
     11.1            Statements re: Computation of Earnings per
                     Share
     12.1 Statement re: Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends
     21.1            Subsidiaries of the Company
     23.2            Consent of Arthur Andersen LLP