Form 10-Q
period 1998-03-31
WRIGHT MEDICAL TECHNOLOGY INC
filed 1998-05-05
CIK 912560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X       THE SECURITIES EXCHANGE ACT OF 1934
---------

For the quarterly period ended March 31, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
---------

                For the transition period from               to

                    Commission file number        33-69286

                         WRIGHT MEDICAL TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)


            Delaware                                     62-1532765
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


5677 Airline Road, Arlington, Tennessee                    38002-0100
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  901-867-9971


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of Class A Common Stock, par value
$.001 at April 30,1998:  9,720,075

PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Wright Medical Technology, Inc. & Subsidiaries:

            Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997..............................................3

            Condensed Consolidated Statements of Operations
            for the Three Month Periods Ended March 31, 1998
            and March 31, 1997.................................................4

            Consolidated Statements of Cash Flows for the
            Three Month Periods Ended March 31, 1998 and
            March 31, 1997.....................................................5

            Notes to Consolidated Financial Statements.........................6

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................10

                                       WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                                  CONSOLIDATED BALANCE SHEETS
                                                                                      March 31,                December 31,
                                                                                        1998                       1997
                                                                                 --------------------       --------------------
                                                                                   (in thousands)             (in thousands)
                                                                                     (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $               474        $               466
    Trade receivables, net                                                                    19,195                     19,040
    Inventories, net                                                                          57,898                     58,890
    Prepaid expenses                                                                           2,485                      1,716
    Deferred income taxes                                                                        143                        143
    Other                                                                                      1,617                      1,890
                                                                                 --------------------       --------------------
        Total Current Assets                                                                  81,812                     82,145
                                                                                 --------------------       --------------------

Property, Plant and Equipment, net                                                            24,189                     26,732
Investment in Joint Venture                                                                    2,094                      2,380
Other Assets                                                                                  40,921                     41,826
                                                                                 --------------------       --------------------
                                                                                 $           149,016        $           153,083
                                                                                 ====================       ====================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt                                            $               395        $               322
    Short-term borrowing                                                                      23,100                     18,500
    Accounts payable                                                                           5,456                      6,212
    Accrued expenses and other current liabilities                                            13,117                     16,745
                                                                                 --------------------       --------------------
        Total Current Liabilities                                                             42,068                     41,779
                                                                                 --------------------       --------------------

Long-Term Debt                                                                                85,260                     85,104
Preferred Stock Dividends                                                                     24,601                     21,309
Other Liabilities                                                                              1,237                      1,805
Deferred Income Taxes                                                                            143                        143
                                                                                 --------------------       --------------------
        Total Liabilities                                                                    153,309                    150,140
                                                                                 --------------------       --------------------

Commitments and Contingencies

Mandatorily Redeemable Series B Preferred Stock, $.01 par value, (aggregate liquidation value of $85.2 million, including accrued and unpaid dividends of
    $5.2 million, 800,000 shares authorized, issued and outstanding)                          71,029                     70,511
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $45.6 million, including accrued and unpaid dividends of
    $10.6 million, 350,000 shares authorized, issued and outstanding)                         30,553                     29,442

Stockholders' Investment:
    Series A preferred stock, $.01 par value, (aggregate liquidation value of
        $25.2 million, including accrued and unpaid dividends of $8.8 million),
        1,200,000 shares authorized, 915,325 shares issued                                         9                          9
    Undesignated preferred stock, $.01 par value, 650,000 shares authorized,
        no shares issued                                                                           -                          -
    Class A common stock, $.001 par value, 46,000,000 shares authorized,
        10,610,200 and 10,585,000 shares issued                                                   11                         11
    Class B common stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                           -                          -
    Additional capital                                                                        57,623                     57,545
    Accumulated deficit                                                                     (161,952)                  (153,025)
    Other                                                                                       (525)                      (509)
                                                                                 --------------------       --------------------
                                                                                            (104,834)                   (95,969)

    Less - Notes receivable from stockholders                                                 (1,039)                    (1,039)
          Series A preferred treasury stock, 86,688 shares                                        (1)                        (1)
          Class A common treasury stock, 889,880 shares                                           (1)                        (1)
                                                                                 --------------------       --------------------
        Total Stockholders' Investment                                                      (105,875)                   (97,010)
                                                                                 --------------------       --------------------

                                                                                 $           149,016        $           153,083
                                                                                 ====================       ====================

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


                                     WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (in thousands, except earnings per share)
                                                        (unaudited)

                                                                                      Three Months Ended
                                                                   ---------------------------------------------------------
                                                                   March 31, 1998                      March 31, 1997
Net sales                                                          $            28,374                 $             32,253

Cost of goods sold                                                              10,827                               12,444
                                                                   --------------------                ---------------------

Gross profit                                                                    17,547                               19,809
                                                                   --------------------                ---------------------

Operating expenses:
      Selling                                                                   11,423                               12,250
      General and administrative                                                 4,241                                4,512
      Research and development                                                   2,430                                2,937
      Equity in loss of joint venture                                              286                                  317
                                                                   --------------------                ---------------------
                                                                                18,380                               20,016
                                                                   --------------------                ---------------------

Operating loss                                                                    (833)                                (207)

Interest, net                                                                    3,605                                3,074
Other income, net                                                                 (427)                                 (71)
                                                                   --------------------                ---------------------

Loss before income taxes                                                        (4,011)                              (3,210)

Provision for income taxes                                                           -                                    -
                                                                   --------------------                ---------------------

Net loss                                                           $            (4,011)                $             (3,210)
                                                                   ====================                =====================

Loss applicable to common stock                                    $            (8,933)                $             (8,560)
                                                                   ====================                =====================

Basic loss per share of common stock                               $             (0.92)                $              (0.93)
                                                                   ====================                =====================

Basic weighted average common shares outstanding                                 9,718                                9,168
                                                                   ====================                =====================




                             The accompanying notes are an integral part of these statements.


                       WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (in thousands)
                                           (unaudited)
                                                                         Three Months Ended
                                                                ------------------------------------
                                                                    March 31,            March 31,
                                                                      1998                 1997
                                                                ----------------    ----------------
Cash Flows From Operating Activities:
  Net loss                                                      $        (4,011)    $        (3,210)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                                        1,694               1,643
      Instrument amortization                                             1,528               1,385
      Provision for instrument reserves                                   1,089               1,003
      Provision for excess/obsolete inventory                               823                 926
      Amortization of intangible assets                                     725                 838
      Amortization of deferred financing costs                              347                 346
      Equity in loss of joint venture                                       286                 317
      Other                                                                 179                (107)
      Changes in assets and liabilities, net of effect of
        purchases of businesses
          Increase in accounts receivables                                 (154)             (2,845)
          Increase in inventories                                        (1,065)               (128)
          (Increase) decrease in other current assets                      (496)                208
          Decrease in accounts payable                                     (756)               (240)
          Decrease in accrued expenses and other liabilities             (3,757)             (4,836)
          (Increase) decrease in other assets                              (126)                570
                                                                ----------------    ----------------
  Net cash used in operating activities                                  (3,694)             (4,130)
                                                                ----------------    ----------------

Cash Flows From Investing Activities:
  Capital expenditures                                                     (562)             (1,257)
  Proceeds from sale-leaseback transaction                                  304                   -
  Other                                                                       -                (723)
                                                                ----------------    ----------------
  Net cash used in investing activities                                    (258)             (1,980)
                                                                ----------------    ----------------

Cash Flows From Financing Activities:
  Net proceeds from short-term borrowings                                 4,600               6,460
  Payments of debt                                                         (643)                (78)
  Other                                                                       3                 (60)
                                                                ----------------    ----------------
  Net cash provided by financing activities                               3,960               6,322
                                                                ----------------    ----------------


  Net increase in cash and cash equivalents                                   8                 212
  Cash and cash equivalents, beginning of period                            466                 910
                                                                ----------------    ----------------
  Cash and cash equivalents, end of period                      $           474     $         1,122
                                                                ================    ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                        $         5,542     $         4,922
                                                                ================    ================
  Cash paid for income taxes                                    $             -     $             -
                                                                ================    ================

             The accompanying notes are an integral part of these statements.


WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1  - BASIS OF PRESENTATION

     The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and March 31, 1997 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries and joint ventures ("the Company").

     The accompanying unaudited financial information, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of the periods presented are not necessarily indicative of the results to be expected for the full year.

     The financial information has been prepared in accordance with the instructions to Form 10-Q and, therefore, does not include all information and footnote disclosures necessary for fair presentation of financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.



Significant Risks and Uncertainties -

     Inherent in the accompanying financial statements are certain risks and uncertainties which include, but are not limited to, the following:

Significant Leverage

     The Company is, and will continue to be, highly leveraged. The Company has incurred substantial indebtedness as a result of its acquisitions, new product research and development and operating losses. Earnings were inadequate to cover fixed charges, preferred dividends and accretion of preferred stock by approximately $8.9 million for the quarter ended March 31, 1998. The Company's high level of debt may have several important effects on its future operations, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness; (ii) the financial covenants contained in its debt facilities will require the Company to meet certain financial tests and other restrictions which limit its ability to borrow additional funds or to dispose of assets; and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. In addition, the Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

Ability to Develop, Manufacture and Market New Products

     Some of the Company's products are currently under development or have not yet been approved by the Food and Drug Administration ("FDA") (or other applicable foreign regulatory bodies). Although management believes these products will be successfully developed, that the necessary FDA or foreign approvals will be received and, if developed and approved, a market for these products will exist, there can be no assurance that such events will happen. In order for the Company to remain competitive and to retain market share, it must continually develop new products as well as improve its existing ones. Accordingly, the Company must devote substantial resources to research and development. Although the Company intends to devote such resources, there can be no assurance that the Company will be able to enhance its existing products, introduce or acquire new products, and maintain or expand its market share.

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



NOTE 2  - INVENTORIES

         Components of inventory are as follows (in thousands):

                                   March 31,                  Dec. 31,
                                      1998                      1997
                              --------------------       ------------------
                                   (unaudited)
Raw materials                 $             2,660        $           2,520
Work in process                             9,768                   10,716
Finished goods                             33,524                   33,312
Surgical instruments                       11,946                   12,342
                              --------------------       ------------------
  Total                       $            57,898        $          58,890
                              ====================       ==================



NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses is as follows (in thousands):

                                   March 31,                 Dec. 31,
                                      1998                     1997
                              --------------------       -----------------
                                   (unaudited)
Interest                      $             2,888        $          5,205
Employee benefits                           1,259                   1,123
Joint Venture                               1,500                   1,500
Commissions                                 1,537                   1,278
Taxes                                         847                     988
Professional fees                           1,593                   2,731
Other                                       3,493                   3,920
                              --------------------       -----------------
  Total                       $            13,117        $         16,745
                              ====================       =================



NOTE 4 - LEGAL PROCEEDINGS

     No material developments occurred in the Company's legal proceedings in the period covered by this report.

NOTE 5 - COMPREHENSIVE INCOME

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in June 1997. Comprehensive income is defined as the change in equity during a period related to transitions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income totaled $4,544 and $3,131 for the three months ended March 31, 1998 and March 31, 1997 respectively. The difference between net income and comprehensive income is due primarily to foreign currency translation. This statement is effective for fiscal years beginning after December 15, 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



Overview


     This discussion includes forecasts and projections that are forward looking statements based upon management's current expectations of the Company's near term results and based upon currently available information pertaining to the Company. Actual future results and trends may differ materially depending on a variety of factors, including competition in the marketplace, changing market conditions, demographic trends, product research and development, government approvals, government reimbursement schedules and other factors. The Company assumes no obligation for updating any such forward looking statements.

     In early 1998, with the introduction of new management, the Company modified its strategic plan and will focus its resources in its business segments with the greatest potential for return including its knee and hip (large joint) business segments, its extremity business (products for the shoulders, arms, hands and feet) and its growing business related to its biological product line. Consistent with this plan, the Company will attempt to divest the assets related to its spine, trauma and arthroscopy businesses. In March 1998, the Company signed a letter of intent to sell its trauma assets.

     Sales for the first quarter of 1998 were below the same period of the prior year due primarily to softened global knee implant sales of the Company's ADVANTIM(R) knee system and continued significant discounting. The ADVANTIM(R) knee system, which has a 16 year successful clinical history, is considered by the Company to be a superior system in the market place. All other major product lines including the Company's new ADVANCE(R) knee system and its hip and extremity products were above prior year. The Company believes that the ADVANCE(R) knee will play a critical role in its future growth. Full commercial launch of the very unique medial pivot product is expected in third quarter 1998. Sales of OSTEOSET(R), a bone graft substitute, continued to exceed the Company's expectations.

     The Company recently implemented cost saving plan began to have an impact as the Company realized operating expense savings of 8% or $1.6 million when compared to the same period in the prior year. Further, the first quarter included $0.5 million of severance, outplacement, and legal expenses which are considered non recurring.

Results of Operations


     The Company's net sales for the quarter ended March 31, 1998 were $28.4 million as compared to $32.3 million for the same period in the prior year. Sales of knees were $5.6 million lower for the quarter ended March 31, 1998 when compared to the same period in the previous year primarily attributable to a decline in ADVANTIM(R) Knee sales. Sales of the ADVANCE(R) knee, OSTEOSET(R), hips, SJO and spine increased when compared to the same period in 1997.

     International sales were $7.0 million for the first quarter of 1998, which was a decrease of $2.2 million when compared to the first quarter of 1997. The international sales decrease was mainly attributable to the 1997 first quarter change of the Company's Australian distribution from a consignment to a stocking distributor.

     Domestic sales declined by $1.7 million for the period ended March 31, 1998 when compared to the same period for the prior year. The Company's domestic sales decline was primarily due to decreases in the ADVANTIM(R) knee systems offset by increases in ADVANCE(R) knee systems and OSTEOSET(R) products.

Cost of Sales


     Cost of sales for the three month period ended March 31, 1998 decreased by $1.6 million when compared to the same period in 1997. The cost of sales decrease was primarily attributable to the decline in trade sales. Gross margins improved marginally from 61.4% to approximately 61.8% of sales.

Selling, G & A


     Selling expenses of $11.4 million decreased in 1998 by $0.8 million when compared to the same period in 1997 while general and administrative expenses for the three month period ended March 31, 1998 were $4.2 million, down $0.3 million from the same period in 1997 primarily as a result of lower salaries, wages and benefits expenses.

Research and Development


     Research and development expenses were $2.4 million for the first quarter of 1998 down $0.5 million when compared to the first quarter of 1997. This decrease was primarily attributable to decreases in salaries, wages and benefits.

Other


     Equity in loss of investment of $0.3 million represented the Company's 50% share of expenses incurred by its joint venture with Tissue Engineering, Inc. for the quarter ended March 31, 1998. The joint venture continues to develop a collagen based tissue patch, a collagen and calcium phosphate based bone cement, and a collagen based ligament prosthesis.

     Interest expense, net of interest income, was $3.6 million for the period ended March 31, 1998 representing an increase of $0.5 million when compared to the same period in 1997. This increase was primarily due to the higher interest rate charged on the Series D Senior Secured Step-Up Notes and an increased balance on the Company's line of credit.

     Other income/expense increased to $0.4 million in income for the period ended March 31, 1998 from $0.1 million in income for the same period in 1997. This favorable swing was primarily due to the reversal of a product liability reserve associated with the purchase of Orthomet.

     For the three month periods ended March 31, 1998 and 1997 earnings before interest, taxes, depreciation, and amortization ("EBITDA") are detailed in the table below.

                                                        March 31,
                                          --------------------------------------
                                                1998                   1997
                                          ---------------       ----------------
Operating Income                          $         (833)       $          (207)
Depreciation and Instrument Amortization           3,222                  3,028
Provision for Instrument Reserves                  1,089                  1,003
Provision for Excess/Obsolete Inventory              823                    926
Amortization of Intangibles                          725                    838
Amortization of Other Assets                         133                    133
Stock Contribution                                   219                      -
Other Non Cash Addbacks                               75                    104
                                          ---------------       ----------------
EBITDA after Certain Adjustments          $        5,453        $         5,825
                                          ===============       ================


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

     Under the Sanwa Agreement, the Company has available to it a $30 million revolving line of credit which provided an eligible borrowing base at March 31, 1998 of $29.0 million. As of March 31, 1998, the Company had drawn $23.1 million against this line of credit. The Company's operating cash flow for the first quarter of 1998, net of its semi-annual interest obligation paid on January 2, 1998, was positive. The Company's strategy and its interest obligations to its noteholders have resulted in a continued dependence on the Sanwa Agreement and other funding sources to meet working capital needs. During the first quarter, borrowing under the Sanwa Agreement reached $27.4 million compared to the same period in 1997 when borrowings reached $16.8 million.

     Since the inception of the Company, a deficit has been recognized and is anticipated during 1998. Additionally, the Company's projected working capital requirements for 1998 indicate a continued reliance on its revolving credit facility.

     The Company's capitalization includes senior debt securities of $84.6 million and various series of preferred stock with an aggregate liquidation value of $156.1 million including accrued but unpaid dividends of $24.6 million at March 31, 1998. These securities currently bear interest or dividend rates ranging from 10.0% to 21.0%.

     At March 31, 1998, the Company had spent approximately $0.6 million in capital expenditures, and has budgeted expenditures for 1998 of approximately $4.5 million for the acquisition of machinery and related capital equipment.

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

     As of March 31, 1998, the Company had net working capital (current assets less current liabilities) of $39.7 million, compared with $40.4 million as of December 31, 1997. The $0.7 million decline includes $4.6 million growth in short term borrowings against the Company's line of credit, $1.0 million decrease in inventory, $0.3 million decrease in other current assets, offset by $3.6 million decrease in accrued expenses and other current liabilities, $0.8 million increase in prepaid expenses and $0.8 million decrease in accounts payable.

                      PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

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


Date:  May 4, 1998               /s/Thomas M. Patton
                                 Thomas M. Patton
                                 President and Chief Executive Officer


Date:  May 4, 1998               /s/Greg K. Butler
                                 Greg K. Butler
                                 Executive Vice President and
                                 Chief Financial Officer

                                  Exhibit Index



EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT                                 PAGE

11.1                 Statement regarding Computation of                       19
                     Earnings Per Share
12.1                 Statement regarding Computation of Ratio                 20
                     of Earnings to Fixed Charges and
                     Preferred Dividends
27.1                 Financial Data Schedule                                  21