Form 10-Q
period 1998-06-30
WRIGHT MEDICAL TECHNOLOGY INC
filed 1998-08-12
CIK 912560

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549



(Mark One)               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to
                     Commission file number 33-69286

                   WRIGHT MEDICAL TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)


        Delaware                                             62-1532765
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


5677 Airline Road, Arlington, Tennessee                      38002-0100
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  901-867-9971


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of Class A Common Stock, par value
$.001 at June 30,1998:  9,729,575

PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Wright Medical Technology, Inc. & Subsidiaries:

               Consolidated Balance Sheets - June 30, 1998
               and December 31, 1997..........................................3

               Condensed Consolidated Statements of Operations
               for the Three and Six Month Periods Ended
               June 30, 1998 and June 30, 1997................................4

               Consolidated Statements of Cash Flows for the
               Six Month Periods Ended June 30, 1998 and
               June 30, 1997..................................................5

               Notes to Consolidated Financial Statements.....................6

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................10

                                  WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                                                     June 30,       December 31,
                                                                                       1998             1997
                                                                                   --------------   -------------
                                                                                   (in thousands)   (in thousands)
                                                                                    (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                                           $     600         $     466
 Trade receivables, net                                                                 18,322            19,040
 Inventories, net                                                                       57,281            58,890
 Prepaid expenses                                                                        1,807             1,716
 Deferred income taxes                                                                     143               143
 Other                                                                                   1,623             1,890
                                                                                    -----------       -----------
       Total Current Assets                                                             79,776            82,145
                                                                                    -----------       -----------
Property, Plant and Equipment, net                                                      23,791            26,732
Investment in Joint Venture                                                              1,792             2,380
Other Assets                                                                            39,969            41,826
                                                                                    -----------       -----------
                                                                                     $ 145,328         $ 153,083
                                                                                    ===========      ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Current portion of long-term debt                                                     $ 647         $     322
   Short-term borrowing                                                                 19,250            18,500
   Accounts payable                                                                      6,339             6,212
   Accrued expenses and other current liabilities                                       15,832            16,745
                                                                                    -----------       -----------
       Total Current Liabilities                                                        42,068            41,779
                                                                                    -----------       -----------
Long-Term Debt                                                                          85,649            85,104
Preferred Stock Dividends                                                               28,942            21,309
Other Liabilities                                                                        1,060             1,805
Deferred Income Taxes                                                                      143               143
                                                                                    -----------       -----------
       Total Liabilities                                                               157,862           150,140
                                                                                    -----------       -----------

Commitments and Contingencies
Mandatorily  Redeemable  Series B Preferred  Stock,  $.01 par value,  (aggregate liquidation value of $87.4 million, including accrued and unpaid dividends of
   $7.4 million, 800,000 shares authorized, issued and outstanding)                     71,547            70,511
Redeemable Convertible Series C Preferred Stock, $.01 par value,  (aggregate liquidation value of $46.6 million, including accrued and unpaid dividends of
   $11.6 million, 350,000 shares authorized, issued and outstanding)                    31,665            29,442

Stockholders' Investment:
   Series A preferred stock,  $.01 par value,  (aggregate  liquidation  value of
       $26.3 million, including accrued and unpaid dividends of $9.9 million,
       1,200,000 shares authorized, 915,325 shares issued)                                   9                 9
   Undesignated preferred stock, $.01 par value, 650,000 shares authorized,
       no shares issued                                                                      -                 -
   Class A common stock, $.001 par value, 46,000,000 shares authorized,
       10,620,200 and 10,585,000 shares issued                                              11                11
   Class B common stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued                                                                      -                 -
   Additional capital                                                                   57,729            57,545
   Accumulated deficit                                                                (172,077)         (153,025)
   Other                                                                                  (377)             (509)
                                                                                    -----------       -----------
                                                                                      (114,705)          (95,969)
   Less - Notes receivable from stockholders                                            (1,039)           (1,039)
         Series A preferred treasury stock, 86,688 shares                                   (1)               (1)
         Class A common treasury stock, 890,630 shares                                      (1)               (1)
                                                                                    -----------       -----------
       Total Stockholders' Investment                                                 (115,746)          (97,010)
                                                                                    -----------       -----------
                                                                                     $ 145,328         $ 153,083
                                                                                    ===========       ===========

              The accompanying notes are an integral part of these consolidated balance sheets.

                                                   Page 3 of 20



                                    WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (in thousands, except earnings per share)
                                                       (unaudited)
                                                           Three Months Ended                        Six Months Ended
                                                   -----------------------------------      -----------------------------------
                                                    June 30, 1998     June 30, 1997           June 30, 1998     June 30, 1997
Net sales                                          $        28,898   $         32,130       $         57,272   $        64,383

Cost of goods sold                                          12,084             11,080                 22,912            23,524
                                                   ----------------  -----------------      -----------------  ----------------

Gross profit                                                16,814             21,050                 34,360            40,859
                                                   ----------------  -----------------      -----------------  ----------------

Operating expenses:
     Selling                                                10,446             13,494                 21,868            25,744
     General and administrative                              4,010              4,590                  8,251             9,102
     Research and development                                2,394              3,235                  4,824             6,172
     Equity in loss of joint venture                           302                275                    588               592
                                                   ----------------  -----------------      -----------------  ----------------
                                                            17,152             21,594                 35,531            41,610
                                                   ----------------  -----------------      -----------------  ----------------

Operating loss                                                (338)              (544)                (1,171)             (751)

Interest, net                                                3,636              3,153                  7,241             6,227
Other expense (income), net                                    180                196                   (247)              125
                                                   ----------------  -----------------      -----------------  ----------------

Loss before income taxes                                    (4,154)            (3,893)                (8,165)           (7,103)

Provision for income taxes                                       -                  -                      -                 -
                                                   ----------------  -----------------      -----------------  ----------------

Net loss                                           $        (4,154)  $         (3,893)      $         (8,165)  $        (7,103)
                                                   ================  =================      =================  ================

Loss applicable to common stock                    $       (10,125)  $         (9,257)      $        (19,057)  $       (17,816)
                                                   ================  =================      =================  ================

Basic loss per share of common stock               $         (1.04)  $          (1.01)      $          (1.96)  $         (1.94)
                                                   ================  =================      =================  ================

Basic weighted average common shares outstanding             9,725              9,198                  9,721             9,167
                                                   ================  =================      =================  ================




The  accompanying  notes are an integral  part of these statements.




                                                              Page 4 of 20




                                         WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (in thousands)
                                                            (unaudited)

                                                                                      Six Months Ended
                                                                              ----------------------------------
                                                                                 June 30,          June 30,
                                                                                   1998              1997
                                                                              ---------------   ----------------
Cash Flows From Operating Activities:
           Net loss                                                           $       (8,165)   $        (7,103)
           Adjustments to reconcile net loss to
             net cash used in operating activities:
               Depreciation                                                            3,241              3,328
               Instrument amortization                                                 2,204              2,881
               Provision for instrument reserves                                       2,178              1,874
               Provision for excess/obsolete inventory                                 1,911              1,471
               Amortization of intangible assets                                       1,444              1,760
               Amortization of deferred financing costs                                  694                694
               Equity in loss of joint venture                                           588                592
               Other                                                                     564               (838)
               Changes in assets and liabilities
                     (Increase) Decrease in accounts receivable                          668             (4,634)
                     Increase in inventories                                          (2,735)            (1,579)
                     Decrease in other current assets                                    175                349
                     Increase in accounts payable                                        128                480
                     Decrease in accrued expenses and other liabilities                 (829)              (689)
                     Increase in other assets                                           (120)              (799)
                                                                              ---------------   ----------------
               Net cash provided by (used in) in operating activities                  1,946             (2,213)
                                                                              ---------------   ----------------

      Cash Flows From Investing Activities:
           Capital expenditures                                                       (2,288)            (2,708)
           Proceeds from sale-leaseback transaction                                      904                  0
           Other                                                                          (1)              (119)
                                                                              ---------------   ----------------
               Net cash used in investing activities                                  (1,385)            (2,827)
                                                                              ---------------   ----------------

      Cash Flows From Financing Activities:
           Net proceeds from short-term borrowings                                       750              7,385
           Payments of debt                                                           (1,181)            (1,964)
           Other                                                                           4                (57)
                                                                              ---------------   ----------------
               Net cash provided by (used in) financing activities                      (427)             5,364
                                                                              ---------------   ----------------


      Net increase in cash and cash equivalents                                          134                324
      Cash and cash equivalents, beginning of period                                     466                910
                                                                              ---------------   ----------------
      Cash and cash equivalents, end of period                                $          600    $         1,234
                                                                              ===============   ================

      Supplemental Disclosure of Cash Flow Information:
           Cash paid for interest                                             $        6,213    $         5,399
                                                                              ===============   ================
           Cash paid for income taxes                                         $            -    $             -
                                                                              ===============   ================
The  accompanying  notes  are an  integral  part of these statements.




                                              Page 5 of 20

WRIGHT MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1  - BASIS OF PRESENTATION

         The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 include the accounts of Wright Medical Technology, Inc. and its wholly-owned domestic and foreign subsidiaries and joint ventures ("the Company").

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


Significant Risks and Uncertainties -

         Inherent in the accompanying financial statements are certain risks and uncertainties which include, but are not limited to, the following:


Significant Leverage

         The Company is, and will continue to be, highly leveraged. The Company has incurred substantial indebtedness as a result of its acquisitions, new product research and development and operating losses. Earnings were inadequate to cover fixed charges, preferred dividends and accretion of preferred stock by approximately $19.0 million for the six months ended June 30, 1998. The Company's high level of debt may have several important effects on its future operations, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness; (ii) the financial covenants contained in its debt facilities will require the Company to meet certain financial tests and other restrictions which limit its ability to borrow additional funds or to dispose of assets; and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. In addition, the Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.


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



NOTE 2  - INVENTORIES

         Components of inventory are as follows (in thousands):

                                   June 30,                  Dec. 31,
                                    1998                      1997
                           --------------------       ------------------
                               (unaudited)
Raw materials              $             2,858        $           2,520
Work in process                          9,402                   10,716
Finished goods                          32,441                   33,312
Surgical instruments                    12,580                   12,342
                           --------------------       ------------------
  Total                    $            57,281        $          58,890
                           ====================       ==================

NOTE 3 - ACCRUED EXPENSES

         A detail of accrued expenses and other current liabilities is as follows (in thousands):

                                      June 30,                   Dec. 31,
                                       1998                       1997
                               --------------------         -----------------
                                    (unaudited)
Interest                       $              5,413         $           5,205
Employee benefits                             1,496                     1,123
Joint Venture                                 1,229                     1,500
Commissions                                   1,358                     1,278
Taxes                                           900                       988
Professional fees                             1,854                     2,731
Other                                         3,582                     3,920
                               --------------------         -----------------
  Total                        $             15,832         $          16,745
                               ====================         =================



NOTE 4 - LEGAL PROCEEDINGS

         No material developments occurred in the Company's legal proceedings in the period covered by this report.



NOTE 5 - COMPREHENSIVE INCOME

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in June 1997. Comprehensive income is defined as the change in equity during a period related to transitions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive losses totaled $8.5 million and $7.8 million for the six months ended June 30, 1998 and 1997 respectively. The difference between net income and comprehensive income is due primarily to foreign currency translation.

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

         Results for the second quarter of 1998 were slightly below expectations due to softer sales of the Company's ADVANTIM(R) knee products and despite increases in the sales of the Company's new ADVANCE(R) Knee. Launch quantities of the new cemented primary components of the ADVANCE(R) Knee were released in the last week of the quarter and should begin to add revenue in the third and fourth quarters. For both the second quarter and the first six months of 1998, sales of the Company's core hip, extremity and biologics business increased significantly over the prior year period. Sales of products in the spine and arthroscopy businesses declined slightly in the second quarter (and for the first six months) after the Company announced its intention to divest those product lines. The Company expects to close the sale of its trauma business in the third quarter.

         The Company also continued to gain efficiencies and reduce costs as operating expenses dropped 20% or $4.4 million for the second quarter and 15% or $6.0 million in the first six months compared to the prior year periods. Expenses were reduced in all areas of the business.

Results of Operations

         The Company's net sales for the quarter ended June 30, 1998 were $28.9 million as compared to $32.1 million for the same period in the prior year. Sales of knees were $4.4 million lower for the quarter ended June 30, 1998 when compared to the same period in the previous year primarily attributable to softness in ADVANTIM(R) knee sales. Sales of the ADVANCE(R) knee, OSTEOSET(R), and hip products increased when compared to the same period in 1997. International sales were $9.3 million for the second quarter of 1998, up slightly over the second quarter of 1997.

         Domestic sales declined by $3.4 million for the quarter ended June 30, 1998 when compared to the same quarter for the prior year.

Cost of Sales

         Cost of sales for the three months ended June 30, 1998 increased by $1.0 million when compared to the same period in 1997. Cost of sales for the six months ended June 30, 1998 decreased by $0.6 million when compared to the same period in 1997. Global gross margins decreased 3.5% for the six months ended June 30, 1998 due primarily to additional inventory reserving.

Selling, G & A

         Selling expenses for the three months ended June 30, 1998 were $10.4 million representing a decrease of $3.0 million when compared to the same period in 1997 while general and administrative expenses for the three month period ended June 30, 1998 were $4.0 million, a decrease of $0.6 million from the same period in 1997. Decreases were a result of lower salaries, wages and benefits expenses as well as reduced travel expenses. Further, reduced instrument amortization as well as the termination of the Outcome Medical, Inc. Asset Purchase Agreement ("OMI") attributed to the favorable variance in selling expenses. Reduced intangible amortization contributed to the favorable variance in general and administrative expenses.

Research and Development

         Research and development expenses were $2.4 million for the second quarter of 1998 down $0.8 million when compared to the second quarter of 1997. This decrease was primarily attributable to decreases in salaries, wages and benefits, outside services expense and depreciation expense.

Other

         Equity in loss of investment of $0.3 million represented the Company's 50% share of expenses incurred by its joint venture with Tissue Engineering, Inc. for the quarter ended June 30, 1998. The joint venture continues to develop collagen based products.

         Interest expense, net of interest income, was $3.6 million for the quarter ended June 30, 1998 representing an increase of $0.5 million when compared to the same period in 1997. This increase was primarily due to the higher interest rate charged on the Series D Senior Secured Step-Up Notes and an increased balance on the Company's line of credit.

         For the three and six month periods ended June 30, 1998 earnings before interest, taxes, depreciation, and amortization ("EBITDA") are detailed in the table below.

                                                Three                    Six
                                                Months                  Months
                                                Ended                   Ended
                                               June 30,                June 30,
                                                 1998                    1998
                                          --------------         ---------------
Operating Loss                            $         (337)        $       (1,171)
Depreciation and Instrument Amortization           2,223                  5,445
Provision for Instrument Reserves                  1,089                  2,178
Provision for Excess/Obsolete Inventory            1,088                  1,911
Amortization of Intangibles/Other Assets             852                  1,711
Stock Contribution                                   208                    427
Other Non Cash Addbacks                              104                    179
                                          --------------         ---------------
EBITDA after Certain Adjustments          $        5,227         $       10,680
                                          ==============         ===============

Liquidity and Capital Resources

         Since the DCW Acquisition, the Company's strategy has been to position itself for growth through new product development and the acquisition of new technologies through license agreements, joint ventures and purchases of other companies in the orthopaedic field. As anticipated, the Company's substantial needs for working capital have been funded through the sale of $85 million of senior debt securities and $15 million of equity at the time of the DCW Acquisition, through the issuance of Series B Preferred Stock in 1994 to the California Public Employees' Retirement System ($60 million), through the issuance of Series C Preferred Stock to the Princes Gate purchasers in September 1995 ($35 million), and through borrowings on the Company's revolving line of credit with Sanwa Business Credit Corporation (the "Credit Agreement").

         Under the Credit Agreement, the Company has available to it a $30 million revolving line of credit which provided an eligible borrowing base at June 30, 1998 of $26.7 million. Effective July 1, 1998 the terms of the Credit Agreement were modified to provide an eligible borrowing base of $28.8 million and to reduce the fixed charge cover ratio through the third quarter. As of June 30, 1998, the Company had drawn $19.2 million against this line of credit. The Company's operating cash flow for the first half of 1998, net of its semi-annual interest obligation paid on January 2, 1998, was positive. The Company's interest obligations to the holders of the senior debt securities have resulted in a continued dependence on the Credit Agreement and other funding sources to meet working capital needs. During the first half of 1998, borrowing under the Sanwa Agreement reached a high of $25.2 million on April 16, 1998.

         Since inception, the Company has incurred significant operating deficits which are anticipated to continue during 1998. Additionally, the Company's projected working capital requirements for 1998 indicate a continued reliance on its revolving credit facility.

     The Company's capitalization includes senior debt securities of $84.6 million and various series of preferred stock with an aggregate liquidation value of $160.3 million including accrued but unpaid dividends of $28.9 million at June 30, 1998. These
                               Page 13 of 20
securities currently bear interest or dividend rates ranging from 10.0% to 21.0%.

         At June 30, 1998, the Company had spent approximately $2.3 million in capital expenditures, and has budgeted expenditures for 1998 of approximately $4.5 million for the acquisition of machinery and related capital equipment.

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

         As of June 30, 1998, the Company had net working capital (current assets less current liabilities) of $37.7 million, compared with $40.4 million as of December 31, 1997. The $2.7 million decline includes $0.8 million growth in short term borrowings against the Company's line of credit, $0.3 million increase in current portion of long term debt, $0.7 million decrease in trade receivables, $1.6 million decrease in inventory, $0.3 million decrease in other current assets, offset by $0.9 million decrease in accrued expenses and other current liabilities.

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


Date:    August 11, 1998         /s/Thomas M. Patton
                                 Thomas M. Patton
                                 President and Chief Executive Officer


Date:    August 11, 1998         /s/Greg K. Butler
                                 Greg K. Butler
                                 Executive Vice President and
                                 Chief Financial Officer

                                Exhibit Index



EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT                               PAGE

11.1             Statement regarding Computation of                        18
                 Earnings Per Share
12.1             Statement regarding Computation of Ratio                  19
                 of Earnings to Fixed Charges and
                 Preferred Dividends
27.1             Financial Data Schedule                                   20